Form 10-K
period 1996-12-31
WESLEY JESSEN VISIONCARE INC
filed 1997-04-30
CIK 1027584

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              -------------------

                                   FORM 10-K

                              -------------------


____X___ SPECIAL FINANCIAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996


________ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934


  The Registrant's Registration Statement on Form S-1 (Registration No. 333-17353) became effective on February 12, 1997 and did not contain certified financial statements of the Registrant for the period from September 29, 1996 through December 31, 1996. This special financial report is filed pursuant to Rule 15d-2 and contains only financial statements for the period ended December 31, 1996.

                         Commission File Number 0-22033
                                                -------

                         Wesley Jessen VisionCare, Inc.
             (Exact name of registrant as specified in its charter)

                              -------------------

             Delaware                                    36-4023739
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                       Identification No.)


                            333 East Howard Avenue
                          Des Plaines, IL 60018-5903
                                (847) 294-3000

  (Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)

                              -------------------

          Securities registered pursuant to Section 12(b) of the Act:

                                     NONE

          Securities registered pursuant to Section 12(g) of the Act:

                        Common Stock ($0.01 par value)
                               (title of class)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ( ) NO (X)


As of April 25, 1997, the number of shares of Common Stock of the Registrant outstanding was 17,097,026 and the aggregate market value of the voting stock held by non-affiliates of the Registrant as of such date (based on a closing sale price of $13.63 as reported on the Nasdaq National Market) was approximately $50.6 million.

================================================================================

This Annual Report on Form 10-K for the fiscal year ended December 31, 1996 is being filed pursuant to Rule 15d-2 under the Securities Exchange Act of 1934 and contains only certified financial statements as required by Rule 15d-2.
Rule 15d-2 provides generally that, if a registrant files a registration statement under the Securities Act of 1933 which does not contain certified financial statements for the registrant's last full fiscal year (or for the life of the registrant if less than a full year), then the registrant shall, within 90 days after the effective date of the registration statement, file a special report furnishing certified financial statements for such last fiscal year or other period as the case may be. Rule 15d-2 further provides that such special financial report is to be filed under cover of the facing sheet appropriate for the annual report of the registrant. Wesley Jessen VisionCare, Inc.'s Registration Statement on Form S-1 referenced above did not contain the certified financial statements contemplated by Rule 15d-2; therefore, as required by Rule 15d-2, these are being filed with the Securities and Exchange Commission under cover of the facing page of an Annual Report on Form 10-K.


                                    PART IV

Item 14 - Exhibits, Financial Statement Schedules, and Reports on Form 8-K
--------------------------------------------------------------------------

(a) Index to Financial Statements and Financial Statement Schedules filed as part of this Form 10-K

                                                                                            Page
                                                                                            ----
      Report of Independent Accountants - Company.......................................... F-1

      Report of Accountants - Predecessor.................................................. F-2

      Consolidated Balance Sheets of the Company at December 31, 1995 and 1996............. F-3

      Consolidated Statements of Operations of the Predecessor for the year ended
      December 31, 1994 and for the period January 1, 1995 through June 28, 1995 and of the Company for the period June 29, 1995 through December 31, 1995 and for the year ended December 31, 1996......................................................... F-4

      Consolidated Statements of Cash Flows of the Predecessor for the year ended
      December 31, 1994 and for the period January 1, 1995 through June 28, 1995 and of the Company for the period June 29, 1995 through December 31, 1995 and for the year ended December 31, 1996......................................................... F-5

      Consolidated Statements of Changes in Stockholders' Deficit of the Company for the
      period June 29, 1995 through December 31, 1995 and for the year ended December
      31, 1996............................................................................. F-6

      Notes to Consolidated Financial Statements........................................... F-7

      Report of Independent Accountants on Financial Statement Schedules................... F-31

      Financial Statement Schedules (for the three years ended December 31, 1996)
           II - Valuation and Qualifying Accounts.......................................... F-32

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(b)  Reports on Form 8-K

     Not applicable to this filing.

(c)  Exhibits

     (27)  Financial Data Schedule

                                   SIGNATURES


  Pursuant to the requirements of of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 29, 1997.

                                       WESLEY JESSEN VISIONCARE, INC.



                                       By:     /s/ Kevin J. Ryan
                                          ---------------------------------
                                                    Kevin J. Ryan
                                       President and Chief Executive Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated:

         Signature                               Capacity                           Date
         ---------                               --------                           ----
---------------------------
Stephen G. Pagliuca          Chairman of the Board                             April 29, 1997

  /s/ Kevin J. Ryan
---------------------------  President and Director (principal executive       April 29, 1997
Kevin J. Ryan                   officer)

   /s/ Edward J. Kelley
--------------------------   Chief Financial Officer, Treasurer and Director   April 29, 1997
Edward J. Kelley                (principal financial officer)

   /s/ Ronald J. Artale
---------------------------  Vice President--Controller (principal             April 29, 1997
Ronald J. Artale                accounting officer)

--------------------------   Director                                          April 29, 1997
Adam W. Kirsch

   /s/ John W. Maki
--------------------------   Director                                          April 29, 1997
    John W. Maki

     /s/ John J. O'Malley
--------------------------   Director                                         April 29, 1997
John  J. O'Malley

                  REPORT OF INDEPENDENT ACCOUNTANTS--COMPANY

To the Board of Directors and Stockholders of Wesley Jessen VisionCare, Inc. (formerly known as Wesley-Jessen Holding, Inc.)

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of cash flows and of changes in stockholders' deficit present fairly, in all material respects, the financial position of Wesley Jessen VisionCare, Inc. (formerly known as Wesley-Jessen Holding, Inc.) and its subsidiaries (the ''Company'') at December 31, 1995 and 1996, and the results of their operations and their cash flows for the period from June 29, 1995 (inception) through December 31, 1995 and for the year ended December 31, 1996 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




PRICE WATERHOUSE LLP

Chicago, Illinois
February 28, 1997, except as to Note 3
which is as of March 17, 1997 and
Notes 1 and 2, which are as of
March 20, 1997

                REPORT OF INDEPENDENT ACCOUNTANTS--PREDECESSOR

To the Board of Directors and Stockholders of Wesley Jessen VisionCare, Inc. (formerly known as Wesley-Jessen Holding, Inc.)

     In our opinion, the accompanying consolidated statements of operations and of cash flows present fairly, in all material respects, the results of operations and the cash flows of the Wesley-Jessen contact lens business of Schering-Plough Corporation (predecessor of Wesley Jessen VisionCare, Inc. (formerly known as Wesley-Jessen Holding, Inc.)--see Note 1) for the year ended December 31, 1994 and for the period from January 1, 1995 through June 28, 1995 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the management of Wesley Jessen VisionCare, Inc. (formerly known as Wesley-Jessen Holding, Inc.) and its subsidiaries; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PRICE WATERHOUSE LLP

Chicago, Illinois
September 17, 1996

                         WESLEY JESSEN VISIONCARE, INC.
                (FORMERLY KNOWN AS WESLEY-JESSEN HOLDING, INC.)

                          CONSOLIDATED BALANCE SHEETS
                                 AT DECEMBER 31
                      (in thousands, except share amounts)

                                                                            1995       1996
                                                                          ---------  ---------

 ASSETS

Current assets:
 Cash and cash equivalents..............................................  $  2,522   $  7,073
 Accounts receivable--trade, net........................................    19,708     38,869
 Other receivables......................................................     1,684      5,155
 Inventories............................................................    25,654     69,139
 Deferred income taxes..................................................     6,040     20,119
 Prepaid expenses.......................................................     3,313      9,531
 Assets held for sale...................................................         -      7,500
                                                                          --------   --------
     Total current assets...............................................    58,921    157,386
                                                                          --------   --------
Property, plant and equipment, net.....................................        893     10,125
Other assets...........................................................          -      1,346
Deferred income taxes..................................................      4,315      4,227
Capitalized financing fees, net........................................      3,201      7,516
                                                                          --------   --------
     Total assets.......................................................  $ 67,330   $180,600
                                                                          ========   ========

 LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
 Trade accounts payable.................................................  $  7,405   $ 12,434
 Accrued compensation and benefits......................................     4,295     16,121
 Accrued advertising....................................................     3,823      3,751
 Other accrued liabilities..............................................     9,413     20,938
 Transition reserve.....................................................         -     18,894
 Income taxes payable...................................................     1,223      6,989
 Current portion of long-term debt......................................     2,500          -
                                                                          --------   --------
     Total current liabilities..........................................    28,659     79,127
                                                                          --------   --------
 Negative goodwill, net.................................................    11,361     10,577
 Long-term debt.........................................................    39,500    102,975
 Other liabilities......................................................         -      1,213
                                                                          --------   --------
     Total liabilities..................................................    79,520    193,892
                                                                          --------   --------
 Commitments and contingencies (Note 13)................................         -          -
 Stockholders' deficit:
  Serial Preferred Stock, $.01 par value, 5,000,000 shares authorized,
     none issued or outstanding at December 31, 1996 (Note 10)...........        -          -
  Class L Common Stock, $.01 par value, cumulative yield of 12.5%,
   600,000 shares authorized, 429,177 and none issued and
   outstanding at December 31, 1995 and 1996, respectively (Note 1).....         4          -
  Common Stock, $.01 par value, 50,000,000 shares authorized, 3,862,604 and 14,276,028 issued and outstanding at December 31, 1995 and
   1996, respectively (Note 1)..........................................        38        143
  Additional paid in capital.............................................    7,483      7,654
  Accumulated deficit....................................................  (19,715)   (22,457)
  Cumulative translation adjustment......................................        -      1,368
                                                                          --------   --------
     Total stockholders' deficit........................................   (12,190)   (13,292)
                                                                          --------   --------
       Total liabilities and stockholders' deficit......................  $ 67,330   $180,600
                                                                          ========   ========

   The accompanying notes are an integral part of these financial statements.

                         WESLEY JESSEN VISIONCARE, INC.
                (FORMERLY KNOWN AS WESLEY-JESSEN HOLDING, INC.)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
               (in thousands, except share and per share amounts)




                                                               Predecessor                   Company
                                                         -------------------------  ---------------------------
                                                                        January 1     June 29
                                                          Year ended     through      through      Year ended
                                                         December 31,    June 28,   December 31,   December 31,
                                                             1994          1995         1995           1996
                                                         -------------  ----------  -------------  -------------

Net sales..............................................      $109,640    $ 51,019    $    54,315    $   156,752
                                                             ========    ========    ===========    ===========

Operating costs and expenses:
 Cost of goods sold....................................        65,591      20,871         19,916         43,152
 Cost of goods sold--inventory step-up (Note 6)........             -           -         33,929         20,706
 Marketing and administrative..........................        79,185      43,236         29,476         88,274
 Research and development..............................         9,843       4,569          2,524          7,178
 Amortization of intangibles...........................         5,472       2,736           (392)          (784)
                                                             --------    --------    -----------    -----------
Loss from operations...................................       (50,451)    (20,393)       (31,138)        (1,774)

Other (income) expense:
 Interest expense, net.................................             -           -          2,599          5,385
 Financing charge......................................         7,172       3,511              -              -
 Other income, net.....................................          (202)     (1,360)             -         (3,051)
                                                             --------    --------    -----------    -----------
Loss before income taxes and extraordinary loss........       (57,421)    (22,544)       (33,737)        (4,108)
Income tax benefit.....................................        26,935       9,401         14,022          3,037
                                                             --------    --------    -----------    -----------
Net loss before extraordinary loss.....................       (30,486)    (13,143)       (19,715)        (1,071)
Extraordinary loss on early extinguishment of debt,
 net of related tax benefit of $1,093..................             -           -              -         (1,671)
                                                             --------    --------    -----------    -----------
Net loss...............................................      $(30,486)   $(13,143)   $   (19,715)   $    (2,742)
                                                             ========    ========    ===========    ===========

Pro forma primary net loss per common share (Note 1):
 Net loss before extraordinary loss....................                              $     (1.37)   $     (0.07)
                                                                                     ===========    ===========
 Extraordinary loss, net of tax benefit................                              $         -    $     (0.12)
                                                                                     ===========    ===========
 Net loss..............................................                              $     (1.37)   $     (0.19)
                                                                                     ===========    ===========
 Weighted average common shares used
 in computation of pro forma primary net
 loss per common share.................................                               14,415,531     14,637,984
                                                                                     ===========    ===========


   The accompanying notes are an integral part of these financial statements.

                         WESLEY JESSEN VISIONCARE, INC.
                (FORMERLY KNOWN AS WESLEY-JESSEN HOLDING, INC.)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                 Predecessor                   Company
                                                          -------------------------  ----------------------------
                                                                         January 1      June 29
                                                           Year ended     through       through      Year ended
                                                          December 31,    June 28,   December 31,   December 31,
                                                              1994          1995         1995           1996
                                                          -------------  ----------  -------------  -------------
Cash flows provided by (used in) operating activities:
 Net loss...............................................      $(30,486)   $(13,143)      $(19,715)      $ (2,742)
 Adjustments to reconcile net loss to net
  cash provided by (used in) operating activities:
  Extraordinary loss on early extinguishment of debt....             -           -              -          2,764
  Depreciation expense..................................         7,588       3,871              -            462
  Purchased inventory step-up...........................             -           -         33,929         20,706
  Amortization of intangible assets.....................         5,472       2,736              -              -
  Amortization of capitalized financing fees............             -           -            291            699
  Amortization of negative goodwill.....................             -           -           (392)          (784)
  Loss on disposal of property, plant and
   equipment............................................           142           6              -            187
 Changes in balance sheet items:
  Accounts receivable--trade............................         9,151       2,430            409          5,625
  Other receivables.....................................         1,836         455           (343)           799
  Inventories...........................................           561      (8,857)         4,668            402
  Deferred income taxes.................................             -           -        (15,245)        (6,087)
  Prepaid expenses......................................        (1,803)      1,457           (962)        (1,664)
  Other assets..........................................         1,358        (688)             -             83
  Trade accounts payable................................         1,424      (1,388)        (1,614)        (4,690)
  Accrued liabilities...................................        (1,907)      3,286          1,786          1,883
  Other liabilities.....................................             -           -              -            145
  Income taxes payable..................................             -           -          1,223          1,450
                                                              --------    --------       --------       --------
Cash provided by (used in) operating activities.........        (6,664)     (9,835)         4,035         19,238
                                                              --------    --------       --------       --------

Investing activities:
 Net assets acquired (exclusive of cash)................             -           -        (46,653)       (61,816)
 Capital expenditures...................................        (3,187)     (1,959)          (893)        (6,617)
 Proceeds from sale of property, plant and equipment....           916         302              -            427
                                                              --------    --------       --------       --------
Cash used in investing activities.......................        (2,271)     (1,657)       (47,546)       (68,006)
                                                              --------    --------       --------       --------

Financing activities:
 Issuance of stock......................................             -           -          7,525            272
 Proceeds from long-term debt...........................             -           -         43,000        122,255
 Payment of financing fees..............................             -           -         (3,492)        (7,778)
 Payments of long-term debt.............................             -           -         (1,000)       (61,380)
 Advances from Schering-Plough, net.....................         7,652      11,272              -              -
                                                              --------    --------       --------       --------
Cash provided by financing activities...................         7,652      11,272         46,033         53,369
                                                              --------    --------       --------       --------

 Effect of exchange rates on cash and cash equivalents..             -           -              -            (50)
                                                              --------    --------       --------       --------

 Net increase (decrease) in cash and cash equivalents...        (1,283)       (220)         2,522          4,551
Cash and cash equivalents:
 Beginning of period....................................         3,818       2,535              -          2,522
                                                              --------    --------       --------       --------
 End of period..........................................      $  2,535    $  2,315       $  2,522       $  7,073
                                                              ========    ========       ========       ========

Supplemental disclosure of cash flow information:
 Cash paid during the period for interest...............      $      -    $      -       $  1,400       $  4,359
                                                              ========    ========       ========       ========
 Cash paid during the period for taxes, net.............      $      -    $      -       $      -       $    744
                                                              ========    ========       ========       ========

   The accompanying notes are an integral part of these financial statements.

                        WESLEY JESSEN VISIONCARE, INC.
                (FORMERLY KNOWN AS WESLEY-JESSEN HOLDING, INC.)

                     CONSOLIDATED STATEMENTS OF CHANGES IN
                        STOCKHOLDERS' DEFICIT - COMPANY
                     (in thousands, except share amounts)

                                            Class L
                                          Common Stock               Common Stock            Additional
                                     -----------------------     ----------------------       Paid in       Accumulated
                                      Shares          Amount     Shares          Amount       Capital         Deficit
                                      ------         -------     ------          ------      ----------       -------
Balance at June 29, 1995...........        -        $     -            -      $      -        $      -        $      -

Issuance of stock..................  429,177              4    3,862,604            39           7,739               -

Stock subscription receivable......        -              -            -            (1)           (256)              -

Net loss...........................        -              -            -             -               -         (19,715)
                                     -------        -------    ---------       -------          ------        --------
Balance at December 31, 1995.......  429,177              4    3,862,604            38           7,483         (19,715)

Issuance of stock..................      823              -        7,396             -              15               -

Stock subscription receivable......        -              -            -             1             256               -

Exchange of stock.................. (108,933)            (1)     220,582             2               -               -

Foreign currency translation
adjustment.........................        -              -            -             -               -               -

Net loss...........................        -              -            -             -               -          (2,742)

Retroactive effect of February 12,
  1997 Class L Common Stock
  Conversion (Note 1).............. (321,067)            (3)   1,460,517            15               -               -

Retroactive effect of February 12,
 1997 Common Stock Split
 (Note 1)..........................        -              -    8,724,929            87            (100)              -
                                     -------        -------   ----------       -------         -------        --------
Balance at December 31, 1996.......        -        $     -   14,276,028       $   143         $ 7,654        $(22,457)
                                     =======        =======   ==========       =======         =======        ========



                                       Cumulative         Total
                                       Translation     Stockholders'
                                       Adjustment         Deficit
                                       ----------      ------------
Balance at June 29, 1995...........        $    -          $      -

Issuance of stock..................             -             7,782

Stock subscription receivable......             -              (257)

Net loss...........................             -           (19,715)
                                           ------          --------
Balance at December 31, 1995.......             -           (12,190)

Issuance of stock..................             -                15

Stock subscription receivable......             -               257

Exchange of stock..................             -                 1

Foreign currency translation.......             -
adjustment.........................         1,368             1,368

Net loss...........................             -            (2,742)

Retroactive effect of February 12,
  1997 Class L Common Stock
  Conversion (Note 1)..............             -                12

Retroactive effect of February 12,
 1997 Common Stock Split
 (Note 1)..........................             -               (13)
                                           ------          --------
Balance at December 31, 1996.......        $1,368          $(13,292)
                                           ======          ========

  The accompanying notes are an integral part of these financial statements.

                         WESLEY JESSEN VISIONCARE, INC.
                (FORMERLY KNOWN AS WESLEY-JESSEN HOLDING, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. Basis of presentation and description of business

 Basis of presentation

     The consolidated financial statements for the period from June 29, 1995 to December 31, 1995 and for the year ended December 31, 1996 include the accounts of Wesley Jessen VisionCare, Inc. (formerly known as Wesley-Jessen Holding, Inc.), its wholly owned subsidiary, Wesley-Jessen Corporation, and Wesley-Jessen Corporation's wholly owned subsidiaries (collectively, the "Company").

 Description of business

     The Company's primary business activity is the research, development, manufacture, marketing and sale of conventional and disposable soft contact lenses in the United States and certain other countries. The Company is headquartered in Des Plaines, Illinois and operates in one business segment.

 Wesley Jessen Acquisition

     Effective June 29, 1995, Wesley-Jessen Corporation completed the acquisition (the "Wesley Jessen Acquisition") of the Wesley-Jessen contact lens business (the Predecessor) of Schering-Plough Corporation. As a result of the Wesley Jessen Acquisition, Wesley-Jessen Corporation acquired certain assets from Schering-Plough, consisting of manufacturing facilities in Des Plaines, Illinois and Cidra, Puerto Rico, a distribution facility in Chicago, Illinois, and a number of non-U.S. sales and service offices, assumed certain liabilities of the Predecessor, and paid certain acquisition costs directly attributable to the Wesley Jessen Acquisition (Note 3).

     The consolidated financial statements for the year ended December 31, 1994 and the period from January 1, 1995 to June 28, 1995 of the Predecessor present the "carve-out" results of operations and cash flows for the periods presented for the contact lens business of Schering-Plough purchased by the Company. The financial information of the Predecessor presented herein does not necessarily reflect what the results of operations and cash flows of the Wesley Jessen contact lens business would have been had it operated as a stand-alone entity during the periods covered and may not be indicative of future results of operations or cash flows.

 Initial Public Offering

     On February 19, 1997, the Company completed an initial public offering ("IPO") of 2.5 million shares of common stock at a price of $15.00 per share. Concurrent with the offering, the Board of Directors declared a 4.549-to-one conversion of Class L Common Stock into Common Stock (the "Conversion") and a 3.133-to-one split of the Common Stock (the "Split"). For balance sheet presentation purposes the Conversion and the Split have been given effect as if they had occurred on December 31, 1996. All per share data have been presented as if the Conversion and Split had occurred on June 29, 1995. Additionally, concurrent with the IPO, the Board of Directors amended the Company's Articles of Incorporation, authorizing 5,000,000 and 50,000,000 shares of Serial Preferred Stock and Common Stock, respectively. On March 20, 1997, the Company sold an additional 321,000 shares of Common Stock at a price of $15.00 per share.

                        WESLEY JESSEN VISIONCARE, INC.
                (FORMERLY KNOWN AS WESLEY-JESSEN HOLDING, INC.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


2. Summary of significant accounting policies

 Use of estimates

     The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

 Principles of consolidation

     All significant intercompany accounts and transactions have been eliminated in consolidation.

 Pro forma primary net loss per share

     Given the changes in the Company's capital structure described in Note 10, historical loss per share amounts are not presented as they are not considered to be meaningful. The calculation of pro forma primary net loss per share was determined by dividing the net loss by the pro forma weighted average common and common stock equivalent shares outstanding after giving retroactive effect to the Wesley Jessen Acquisition, the Conversion and the Split. In addition, in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 83, using the treasury stock method, 361,956 shares have been included in the calculation of common stock equivalent shares for 1995 and 1996.

     Some of the proceeds from the Company's February and March 1997 Common Stock offering were used to retire indebtedness existing under its credit agreement (Note 9). Supplemental pro forma primary net loss per share is ($1.06) for the period from June 29, 1995 through December 31, 1995 and less than ($0.01) for the year ended December 31, 1996; the number of shares of Common Stock whose proceeds are deemed to be used to retire debt is 2,821,000. This calculation assumes the debt retirement had taken place at the later of the beginning of the respective period or the issuance of the debt. The amount of interest expense eliminated, net of income tax effects, is $1.4 million for the period from June 29, 1995 through December 31, 1995 and $2.8 million for the year ended December 31, 1996.

 Revenue recognition

     Revenue is recognized when product is shipped. Net sales include estimates for returns and allowances. The Company grants credit terms to its customers consistent with normal industry practices and does not require collateral. No individual customer accounts for more than 10 percent of sales.

 Other income

     Other income for the year ended December 31, 1996 includes among other items, income of $3.7 million relating to licensing of a patent by the Company.

 Cash and cash equivalents

     All highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. These amounts are stated at cost which approximates fair value.

 Inventories

                        WESLEY JESSEN VISIONCARE, INC.
                (FORMERLY KNOWN AS WESLEY-JESSEN HOLDING, INC.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


     Inventories are stated at the lower of cost, determined by the first-in, first-out (FIFO) method, or market. Market for raw materials is based on replacement costs and for other inventory classifications on net realizable value. Consideration is given to deterioration, obsolescence and other factors in evaluating net realizable value.

 Prepaid expenses

     Prepaid expenses include sample inventory to be used for promotional purposes. The sample value is charged to promotional expense during the period in which the samples are shipped.

 Property, plant and equipment

     Property, plant and equipment is recorded at cost. Depreciation is determined using the straight-line method over the estimated useful lives of the assets, which are as follows (in years):


                                             Predecessor       Company
                                             -----------       -------
          Buildings and improvements.......    20 to 50           25
          Machinery and equipment..........    10 to 15            7
          Furniture and fixtures...........     8 to 12            7
          Automobiles......................           4            3

     Expenditures for renewals and betterments are capitalized, and maintenance and repairs are charged to operations.

 Negative goodwill

     Negative goodwill, resulting from the acquisition of the Wesley-Jessen contact lens business of Schering-Plough Corporation, is being amortized on a straight-line basis as a credit to income over a period of fifteen years which is considered by management to be a reasonable period to correspond with the economic benefit obtained from consumption of the acquired assets. Negative goodwill was $11.4 million and $10.6 million, net of $0.4 million and $1.2 million of accumulated amortization, at December 31, 1995 and 1996, respectively.

 Capitalized financing fees

     Capitalized financing fees are amortized to interest expense over the term of the underlying debt utilizing the effective interest method.

 Research and development costs

     Expenditures related to the development of new products and processes, including significant improvements and refinements of existing products, are expensed as incurred.

                        WESLEY JESSEN VISIONCARE, INC.
                (FORMERLY KNOWN AS WESLEY-JESSEN HOLDING, INC.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


 Foreign currency translation

     The functional currency of each of the Company's and the Predecessor's foreign subsidiaries is the local currency of its respective country. Asset and liability accounts of each entity are translated at the exchange rate in effect at each period-end, and income and expense accounts are translated at average exchange rates prevailing during the period. Gains and losses resulting from the translation of these foreign currency financial statements are included in the cumulative translation adjustment in stockholders' deficit.

 Income taxes

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which is an asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences, utilizing currently enacted tax rates, of temporary differences between the carrying amounts and the tax bases of assets and liabilities. Deferred tax assets are recognized, net of any necessary valuation allowance, for the estimated future tax effects of deductible temporary differences and tax operating loss and credit carryforwards.

     The Predecessor's operations were included in Schering-Plough's consolidated U.S. federal tax returns. The provision for income taxes shown in the Consolidated Statements of Operations has been determined as if the Predecessor had filed separate tax returns for the periods presented; all U.S. income taxes, including deferred taxes, were settled with Schering-Plough on a current basis through the Schering-Plough investment account, and Schering-Plough utilized the tax losses generated by the Predecessor. The income tax attributes of the Predecessor did not carry over to the Wesley Jessen Acquisition.

 Concentration of credit risk

     The Company provides credit, in the normal course of business, to distributors, optical store chains and physicians' offices. The Company performs ongoing credit evaluations of its customers and maintains reserves for potential credit losses which, when realized, have been within the range of management's allowance for doubtful accounts.

 Fair value of financial instruments

     Cash, accounts receivable, accounts payable, and accrued liabilities are reflected in the financial statements at amounts which approximate fair value, primarily because of the short-term maturity of those instruments. The Company believes that due to the adjustable interest rates applicable to its long-term debt, the fair value approximates the carrying value of the obligations.

 New accounting pronouncements

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share." This Statement establishes standards for computing and presenting earnings per share (EPS) and applies to entities with publicly held common stock. It simplifies the standards for computing earnings per share previously defined in APB Opinion No. 15, "Earnings per Share," and makes them comparable to international EPS standards. It replaces the current presentation of primary EPS with a presentation of basic EPS, requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.

                        WESLEY JESSEN VISIONCARE, INC.
                (FORMERLY KNOWN AS WESLEY-JESSEN HOLDING, INC.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


     The Statement is effective for financial statements issued for periods ending after December 15, 1997, including interim periods, and requires restatement of all prior-period EPS data presented. Earlier application is not permitted.

3. Acquisitions

     Wesley Jessen Acquisition was completed for a total purchase price of $76.6 million, consisting of cash paid of $47.0 million and liabilities assumed of $29.6 million. The Wesley Jessen Acquisition was financed by $43.0 million of bank debt and $7.5 million of proceeds from the issuance of the Company's common stock.

     On October 2, 1996, the Company acquired the contact lens business of Pilkington plc, operating as the Pilkington Barnes Hind Group ("the Barnes-Hind Acquisition"). Aggregate consideration of $62.4 million for the acquisition was comprised of $57.4 million in cash and a $5.0 million subordinated promissory note (Note 9). In addition, the Company assumed liabilities of $55.3 million and paid acquisition related fees of $2.9 million. The cash portion of the purchase price was financed by the proceeds from the Barnes-Hind Acquisition Financing (Note 9).

     The purchase method of accounting was used to record the acquisitions. The excess of the estimated fair values of the assets acquired over the purchase price paid for the Wesley Jessen Acquisition of $11.8 million has been recorded as negative goodwill (Note 2). The results of the operations of the acquired companies have been included in the results of operations of the Company since their respective acquisition dates.

     In connection with the Barnes-Hind Acquisition, the Company entered into a voluntary consent order with the Federal Trade Commission which provides, among other things, that the Company must divest Barnes-Hind's U.S. Natural Touch Product Line. On March 17, 1997, the Company completed the sale of the product line for which, under the agreement, it received aggregate consideration of $7.5 million, consisting of $3.0 million in cash and a four-year, $4.5 million promissory note. The promissory note accrues compounded interest at a rate of 12% per annum, 8% of which is paid currently and 4% of which is payable at the maturity of the note in 2001. As part of the agreement, the Company has entered into a supply agreement pursuant to which the Company will supply the purchaser with Natural Touch lenses for sale in the United States. The purchase accounting for the Barnes-Hind Acquisition includes the expected effects of the divestiture and has been reflected such that no gain or loss results from the divestiture.

                         WESLEY JESSEN VISIONCARE, INC.
                (FORMERLY KNOWN AS WESLEY-JESSEN HOLDING, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


  Pro forma results (unaudited)

  The unaudited pro forma results of operations for the Company are set out below, giving pro forma effect to the following: (i) the Wesley Jessen Acquisition; (ii) the Barnes-Hind Acquisition; (iii) the Barnes-Hind Acquisition Financing described in Note 9; (iv) the estimated recurring cost savings to the Company from facilities and personnel rationalizations; (v) elimination of non-recurring increases to cost of goods sold as a result of applying purchase accounting to inventories and excluding fourth quarter 1996 charges of $3.4 million for restructuring the Wesley Jessen operations following the Barnes-Hind Acquisition; (vi) the divestiture of Barnes-Hind's U.S. Natural Touch Product Line; and (vii) adjusting the income tax (expense) benefit to an assumed effective rate of 34%, each as if the transactions had occurred as of January 1, 1995 (in thousands except share and per share data):


                                                 Year ended           Year ended
                                             December 31, 1995    December  31, 1996
                                           --------------------   ------------------

Net sales                                       $   230,997          $   249,999
                                                ===========          ===========

Net income (loss) before extraordinary          $    (1,523)         $    12,022
 loss                                           ===========          ===========

Extraordinary loss, net of tax                  $         -          $    (1,671)
                                                ===========          ===========

Net income (loss)                               $    (1,523)         $    10,351
                                                ===========          ===========

Pro forma income (loss) per  common and
 common
   share equivalent
      Net income (loss) before                  $     (0.11)         $      0.73
       extraordinary loss                       ===========          ===========
      Extraordinary loss, net of tax            $         -          $     (0.10)
                                                ===========          ===========
      Net income (loss)                         $     (0.11)         $      0.63
                                                ===========          ===========

Weighted average shares used in
 computation of
   pro forma income (loss) per common            14,415,531           16,522,016
    and                                         ===========          ===========
   common equivalent share

  The pro forma results are not necessarily indicative of what actually would have occurred if the Barnes-Hind Acquisition had been in effect for the periods presented and are not intended to be a projection of future results, which are dependent on the ability of the Company to accomplish its objectives in connection with the Barnes-Hind Acquisition. The future success of the Barnes-Hind Acquisition and its effect on the financial and operating results of the Company will depend in large part on the ability of management to integrate the Barnes-Hind manufacturing, sales and marketing and administrative functions into the Wesley Jessen operations and achieve the cost savings expected to result from the acquisition-integration measures adopted by the Company.

                        WESLEY JESSEN VISIONCARE, INC.
                (FORMERLY KNOWN AS WESLEY-JESSEN HOLDING, INC.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


4.   Transition Reserve and Restructuring Charge

     In connection with the Barnes-Hind Acquisition, management approved a transition plan to integrate the acquired operations, for which an accrual of $20.4 million (transition reserve) was established in purchase accounting. The transition reserve includes costs related to the closure of the Barnes-Hind corporate offices in Sunnyvale, California which will result in the termination of 129 administrative employees by the end of the second quarter of 1997 (71 employees have been terminated as of December 31, 1996). The related costs of such terminations are estimated to be $6.3 million. In addition, management plans to curtail certain manufacturing activities in San Diego, California which will comprise reductions in direct labor, quality assurance, maintenance and other manufacturing functions as well as site support and administrative operations, including distribution, customer service, credit and collections. These activities will be transferred to other Company locations. Payments related to the transition through December 31, 1996 are as follows (in thousands):



                                             Lease        Facility
                             Employee     termination    restoration
                           related costs     costs     and other costs   Total
                           -------------  -----------  ---------------  -------

Transition reserve at
  October 2, 1996........      $16,772       $2,243        $1,385       $20,400
Charges against reserve..        1,149            -           357         1,506
                               -------       ------        ------       -------
Transition reserve at
  December 31, 1996......      $15,623       $2,243        $1,028       $18,894
                               =======       ======        ======       =======

     In the fourth quarter of 1996, the Company recorded a $3.4 million charge in marketing and administrative expenses relating to costs to be incurred for restructuring the Wesley Jessen operations following the Barnes-Hind Acquisition. Pursuant to the restructuring plan, the Chicago distribution facilities will be consolidated with those at Des Plaines, Illinois in September, 1997. Costs totaling $1.4 million related to the shutdown of the distribution facility include the present value of lease, property tax and utility payments for the site through the year 2006. Also pursuant to the plan, in 1997 management will consolidate the Company's facilities in Europe with facilities acquired in the Barnes-Hind Acquisition. The anticipated costs of the European facilities restructuring program comprise $1.0 million of employee-termination costs, $0.5 million of lease termination costs and $0.5 million of other restructuring costs. There have been no charges against this accrual during the period ended December 31, 1996.

5.   Accounts receivable--trade

     Accounts receivable--trade consist of the following at December 31 (in thousands):

                                                   1995      1996
                                                 --------  ---------

     Trade receivables.........................   $31,588   $ 56,480
     Less allowances:
      Doubtful accounts........................    (4,655)    (6,989)
      Sales returns and adjustments............    (7,225)   (10,622)
                                                  -------   --------
     Net receivables...........................   $19,708   $ 38,869
                                                  =======   ========


                        WESLEY JESSEN VISIONCARE, INC.
                (FORMERLY KNOWN AS WESLEY-JESSEN HOLDING, INC.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


6.   Inventories

     Inventories consist of the following at December 31 (in thousands):

                                                           1995      1996
                                                           ----      ----
Raw materials....                                       $ 3,212   $ 6,073
Work-in-process..                                         2,090     8,958
Finished goods...                                        20,352    54,108
                                                        -------   -------
                                                        $25,654   $69,139
                                                        =======   =======

     In connection with the Wesley Jessen Acquisition and the Barnes-Hind Acquisition, under the purchase method of accounting, the Company's total inventories were written up by $40.6 million and $36.7 million, respectively, to fair value at the date of the respective acquisition. Of these amounts, $33.9 million and $20.7 million was charged to cost of goods sold during the period June 29, 1995 through December 31, 1995 and the year ended December 31, 1996, respectively.

7.   Property, plant and equipment

     Property, plant and equipment consists of the following at December 31 (in thousands):

                                                          1995     1996
                                                         -----    -------
     Buildings and improvements....................      $   -    $ 1,230
     Machinery, equipment, furniture and fixtures..          -      6,257
     Construction-in-progress......................        893      3,034
                                                         -----    -------
                                                           893     10,521
     Less--accumulated depreciation................          -       (396)
                                                         -----    -------
     Net property, plant and equipment.............      $ 893    $10,125
                                                         =====    =======

     Expenditures for maintenance and repairs were $4.6 million, $1.9 million, $1.7 million and $3.2 million for the year ended December 31, 1994, the period from January 1, 1995 through June 28, 1995, the period from June 29, 1995 through December 31, 1995 and the year ended December 31, 1996, respectively.

8.   Advertising costs

     The Predecessor and the Company participate in several cooperative advertising programs with customers. The costs incurred under these programs are accrued and expensed at the inception of the contract. All of the Predecessor's and the Company's other production costs of advertising are expensed the first time the advertising takes place. Advertising expense for the year ended December 31, 1994, the period from January 1, 1995 through June 28, 1995, the period from June 29, 1995 through December 31, 1995 and the year ended December 31, 1996 was $13.7 million, $8.8 million, $5.8 million and $11.7 million, respectively.

                        WESLEY JESSEN VISIONCARE, INC.
                (FORMERLY KNOWN AS WESLEY-JESSEN HOLDING, INC.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


9.  Long-term debt

 Wesley Jessen Acquisition Financing

     On June 28, 1995, the Company entered into a $55 million credit agreement, consisting of a $30 million term loan payable in 23 quarterly installments, commencing December 31, 1995, and a $25 million revolving credit note, both of which were due June 30, 2001. Interest on the term loan was computed on a floating rate based on LIBOR while the revolver was based on a fixed rate. At December 31, 1995, the Company's weighted average borrowing rate was 9.3%.
This agreement was refinanced on October 2, 1996.

 Barnes-Hind Acquisition Financing

     On October 2, 1996, in connection with the Barnes-Hind Acquisition, the Company replaced its long-term borrowing arrangement with the following new credit facilities:

     $45 million revolving credit facility due February 28, 2002;

     $45 million Term Loan A due February 28, 2002;

     $50 million Term Loan B due February 29, 2004.

     In connection with the refinancing, the Company recognized an extraordinary loss of $2.8 million ($1.7 million, net of income tax benefits), relating to the write-off of capitalized financing fees incurred in connection with the Wesley Jessen Acquisition Financing. Additionally, the Company incurred and capitalized financing fees of approximately $7.8 million, which were being amortized over the term of the new credit facilities.

     Amounts borrowed under the credit facilities bore interest, at the Company's option, at either the Base Rate (higher of (i) 0.5% in excess of the Federal Reserve reported adjusted certificate of deposit rate and (ii) the lender's prime lending rate) plus a margin of 1.75% to 2.25%, or the Eurodollar Rate as determined by the lenders plus a margin of 2.75% to 3.25%. At December 31, 1996, the applicable borrowing rates were as follows: Term Loan A, 8.25%; Term Loan B, 8.75%; and revolving credit facility, 10.0%. Additionally, the Company was required to pay a commitment fee of 0.5% of the unutilized commitments under the revolving credit facility; the unutilized portion at December 31, 1996 was $42.0 million. The credit facilities were guaranteed by the Company and secured by the capital stock and substantially all assets and property of all its direct and indirect domestic subsidiaries. These facilities were refinanced on February 19, 1997.

     Additionally, as part of the consideration paid for the Barnes-Hind Acquisition the Company entered into a $5.0 million promissory note with Pilkington plc (the "Pilkington Note") which bears interest at 8.0% compounded annually and payable at maturity. The note matures on February 1, 2005 subject to acceleration on any date that Bain Capital, Inc. and its affiliates (i) cease to beneficially own at least 25% of the Company's voting stock or (ii) receive any proceeds from the sale of any of their shares of Common Stock in a public offering. The Pilkington Note is subordinate to all current and long-term debt of the Company.

                        WESLEY JESSEN VISIONCARE, INC.
                (FORMERLY KNOWN AS WESLEY-JESSEN HOLDING, INC.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


 Initial Public Offering-Refinancing

     On February 19, 1997, in connection with the IPO, the Company replaced its long-term borrowing arrangements with the following new credit facilities:

     $35 million revolving loan facility due February 19, 2002;

     $65 million Term Loan due February 19, 2002.

     In connection with the refinancing, the Company recognized an extraordinary loss of $7.4 million ($4.5 million, net of income tax benefits), relating to the write-off of capitalized financing fees incurred in connection with the Barnes-Hind Acquisition Financing. Additionally, the Company incurred and capitalized financing fees of approximately $2.5 million, which will be amortized over the term of the new credit facilities.

     Amounts borrowed under the credit facilities bear interest at either the Base Rate (higher of (i) 0.5% in excess of the Federal Reserve reported adjusted certificate of deposit rate and (ii) the lender's prime lending rate) plus a margin up to 0.75% based on leverage ratios calculated as of certain dates as defined in the credit agreement, or the Eurodollar Rate as determined by the lenders plus a margin of 0.75% to 1.75% based on leverage ratios calculated as of certain dates as defined in the credit agreement and the type of loan. Additionally, the Company is required to pay a commitment fee on the unutilized revolving loan commitments, as defined in the credit agreement, ranging from 0.30% to 0.50% based on leverage ratios calculated as of certain dates as defined in the credit agreement; the unutilized portion of the credit facilities at February 19, 1997 was $26.0 million. The credit facilities are guaranteed by the Company and each of its domestic subsidiaries and secured by essentially all assets of the domestic subsidiaries.

     The credit facilities contain defined change of control provisions and impose certain restrictive covenants regarding changes in business, business combinations, asset purchases and sales, liens, indebtedness (including capital lease obligations), investments, payment of dividends, capital expenditures, limitations on voluntary payments and creation of subsidiaries, modifications of indebtedness, certificate of incorporation and by-laws, issuance of capital stock, and attainment of certain financial covenants including consolidated EBITDA (as defined), interest coverage and leverage ratios.

     Following the February 19, 1997 refinancing, scheduled maturities of long-term debt, including the Pilkington Note and availability under the revolving loan facility, are as follows (in thousands):


            1998............................... $ 10,000
            1999...............................   15,000
            2000...............................   15,000
            2001...............................   20,000
            2002...............................   40,000
            Thereafter.........................    5,100
                                                --------
                                                $105,100
                                                ========

                        WESLEY JESSEN VISIONCARE, INC.
                (FORMERLY KNOWN AS WESLEY-JESSEN HOLDING, INC.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


 Interest Rate Instrument

     As of December 31, 1996, the Company purchased an interest rate cap on $35.0 million notional principal amount at 8.5%, which expires on December 31, 1999. The cap purchased is intended to provide partial protection to the Company from exposure relating to its variable rate instruments in the event a higher floating interest rate scenario is encountered during the period covered. The cap rate is based on three month LIBOR.

10.   Stockholders' deficit

 Pre-IPO Capital Structure

     The Company's authorized capital stock consisted of 600,000 shares of Class L Common Stock, par value $.01 per share ("Class L Common"), and 5,400,000 shares of Common Stock, par value $.01 per share ("Common Stock"). Concurrent with the Wesley Jessen Acquisition, the Company issued 415,000 shares of Class L Common (issued at $17.41 per share) and 3,735,000 shares of Common Stock (issued at $0.081 per share).

     Holders of Class L Common and Common Stock were entitled to one vote per share on all matters to be voted on by the Company's stockholders, and the holders of both classes of stock vote together as a single class. The outstanding shares of one class of stock could not be the subject of a stock split or a stock dividend unless the outstanding shares of the other class are similarly affected.

     Holders of Class L Common were entitled to a preferential payment ("Yield") in the amount of 12.5% per year on the original cost paid for the shares ($17.41 per share) plus any accumulated and unpaid Yield thereon. The Yield accumulated until such time as distributions were made by the Company. No distributions were made by the Company during the periods ended December 31, 1995 and 1996 and the accumulated and unpaid Yield at December 31, 1995 and 1996, amounted to $0.5 million and $1.5 million, respectively. As part of the Conversion this unpaid Yield was converted to Common Stock.

 Post-IPO Capital Structure

     Effective February 1997, the Company's authorized capital stock consists of 50,000,000 shares of Common Stock and 5,000,000 shares of Serial Preferred Stock.

     Holders of the Common Stock shares, subject to the prior rights of the Serial Preferred Stock, are entitled to receive dividends, are entitled to one vote per share and are entitled to receive, pro rata, the assets of the Company which are legally available for distribution, after payment of all debts and other liabilities and subject to the prior rights of any holders of Serial Preferred Stock then outstanding.

     The Company's Board of Directors may, without further action by the Company's stockholders, direct the issuance of shares of Serial Preferred Stock and may at the time of issuance, determine the rights, preferences and limitations of each series.

                        WESLEY JESSEN VISIONCARE, INC.
                (FORMERLY KNOWN AS WESLEY-JESSEN HOLDING, INC.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


 Stock options

     As permitted, the Company applies Accounting Principles Board Opinion 25 and related Interpretations in accounting for its stock-based compensation plan, and as a result recognized expense of $0.3 million for the year ended December 31, 1996. Had compensation cost for the Company's stock-based compensation plan been determined based on the fair value of the options at the grant dates for the awards under the plan consistent with the alternative method of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," the pro forma effect on the Company's net loss and loss per share for the period ended December 31, 1995 would not have been significant. The pro forma effect for the year ended December 31, 1996 would have been as follows (in thousands, except per share data):

                                                                           1996
                                                                           ----
          Net loss - as reported
           Net loss before extraordinary loss......................... $(1,071)
           Extraordinary loss, net of tax benefit.....................  (1,671)
           Net loss...................................................  (2,742)

          Net loss - including pro forma FAS 123 effect
           Net loss before extraordinary loss......................... $(1,447)
           Extraordinary loss, net of tax benefit.....................  (1,671)
           Net loss...................................................  (3,118)

          Pro forma primary net loss per share - as reported
           Net loss before extraordinary loss......................... $ (0.07)
           Extraordinary loss, net of tax benefit.....................   (0.12)
           Net loss...................................................   (0.19)

          Pro forma primary net loss per share - including pro forma
           FAS 123 effect
           Net loss before extraordinary loss......................... $ (0.10)
           Extraordinary loss, net of tax benefit.....................   (0.12)
           Net loss...................................................   (0.22)

  The Board of Directors granted non-qualified stock options to certain members of management for an aggregate of 2,193,051 shares of Common Stock pursuant to the Company's 1995 Stock Purchase and Option Plan. The stock option grants are of two types: time options and target options. Of the 783,233 time option grants, 469,940 vest in four equal annual installments beginning on June 28, 1996 and 313,293 vest in five equal annual installments beginning on April 5, 1996. The time options were granted at the fair market value of the Common Stock on the date of grant. The 1,409,818 target option grants are exercisable immediately and were granted at prices that were in excess of fair market value of the Common Stock on the date of grant. All options expire in 10 years and include certain repurchase and participation rights which cease upon (1) a sale of the Company or (2) sale of its Common Stock by the Company pursuant to a Registration Statement under the Securities Act of 1933 in connection with which Bain Capital, Inc. and affiliated investors cease to own at least 20% of the Company. In October 1996, pursuant to the 1996 Stock Option Plan, the Board of Directors authorized and granted options to purchase an aggregate of 424,519 shares of Common Stock at an exercise price which approximated fair market value at the date of grant. Options to purchase 267,872 shares were immediately exercisable, and options to purchase 156,647 shares vest in five equal annual installments beginning October 22, 1997.

                        WESLEY JESSEN VISIONCARE, INC.
                (FORMERLY KNOWN AS WESLEY-JESSEN HOLDING, INC.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


     A summary of the Company's two stock option plans as of December 31, 1995 and 1996, and changes during the periods then ended is presented below:

                                                         1995                              1996
                                     --------------------------------------------    ----------------
                                                   Weighted-Average                  Weighted-Average
                                       Shares       Exercise Price       Shares       Exercise Price
                                     ----------    ----------------    ----------    ----------------
Outstanding at beginning of period            -         $    -          2,038,658         $ 1.14
Granted                               2,038,658           1.14            578,912           5.63
Exercised                                     -              -                  -              -
Forfeited                                     -              -                  -              -
                                     ----------                        ----------
Outstanding at end of period          2,038,658         $ 1.14          2,617,570         $ 2.13
                                     ==========                        ==========

Options exercisable at period-end     1,306,890         $ 1.76          1,857,834         $ 2.38
                                     ==========                        ==========
Weighted-average fair value of
 options granted during the period   $        -                        $     2.36
                                     ==========                        ==========

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for options granted in 1995: expected volatility of 24.31%, risk-free interest rate of 5.98%, and expected lives of 7 years. For options granted in 1996, the following weighted average assumptions were used: expected volatility of 25.69%, risk-free interest rate of 6.36%, and expected lives of 7 years.

     The following table summarizes information about stock options outstanding at December 31, 1996:

                                                           Options Outstanding          Options Exercisable
                                                     -------------------------------    -------------------
                    Number       Weighted-Average                          Number
Exercise          Outstanding       Remaining        Weighted-Average    Exercisable     Weighted-Average
Prices            at 12/31/96    Contractual Life     Exercise Price     at 12/31/96      Exercise Price
--------------    -----------    ----------------    ----------------    -----------    -------------------
$0.03 to $0.13       783,233        8.55 years             $0.03            180,144             $0.03
$1.18                704,909        8.56 years              1.18            704,909              1.18
$2.34                704,909        8.56 years              2.34            704,909              2.34
$7.24                424,519        9.81 years              7.24            267,872              7.24
                   ---------                                              ---------
                   2,617,570        8.76 years              2.13          1,857,834              2.38
                   =========                                              =========

 1997 Stock Incentive Plan

     The Wesley Jessen VisionCare, Inc. 1997 Stock Incentive Plan (the "1997 Stock Plan") was approved by the Board of Directors in February, 1997. The 1997 Stock Plan provides for the issuance of the following types of incentive awards: stock options, stock appreciation rights, restricted stock, performance grants and other types of awards. An aggregate of 800,000 shares of Common Stock of the Company have been reserved for issuance under the 1997 Stock Plan, subject to certain adjustments reflecting changes in the Company's capitalization. The 1997 Stock Plan provides that participants will be limited to receiving awards relating to no more than 50,000 shares of Common Stock per year.

     Options granted under the 1997 Stock Plan may be subject to time vesting and certain other restrictions. Subject to certain exceptions, the right to exercise an option generally will terminate at the earlier of (i) the first date on which the initial grantee of such option is not employed by the Company for any reason other than termination without cause, death or permanent disability or (ii) the expiration date of the option. All outstanding awards under the 1997 Stock Plan will terminate immediately prior to consummation of a liquidation or

                        WESLEY JESSEN VISIONCARE, INC.
                (FORMERLY KNOWN AS WESLEY-JESSEN HOLDING, INC.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


dissolution of the Company, unless otherwise provided by the Board. In the event of the sale of all or substantially all of the assets of the Company or the merger of the Company with another corporation, all restrictions on any outstanding awards will terminate and participants will be entitled to the full benefit of their awards immediately prior to the closing date of such sale or merger, unless otherwise provided by the Board.

 Stock Purchase Plan

     The Wesley Jessen VisionCare, Inc. Employee Stock Discount Purchase Plan (the "Stock Purchase Plan") was approved by the Board of Directors in February, 1997 and provides that, subject to certain restrictions, each United States employee of the Company will be eligible to participate in the Stock Purchase Plan if he or she has been employed by the Company for more than six months. The Company has reserved 500,000 shares of Common Stock for issuance in connection with the Stock Purchase Plan and each participating employee is entitled to purchase a maximum of 500 shares per year. Each participating employee contributes to the Stock Purchase Plan by choosing a payroll deduction in any specified amount, with a minimum deduction of $25.00 per payroll period. Each participating employee's contributions will be used to purchase shares for the employee's share account, and the cost per share will be 85% of the price of the Company's Common Stock on the Nasdaq National Market on specified dates.

 Non-Employee Director Stock Option Plan

     The 1997 Non-Employee Director Stock Option Plan (the "Director Option Plan") was approved by the Board of Directors in February, 1997. The Director Option Plan provides for the granting of options to non-employee Directors, as defined, covering an aggregate of 250,000 shares of Common Stock of the Company.

     The Board of Directors is authorized under the Director Option Plan to make discretionary grants of options and determine the terms and conditions of such options. In addition, the Director Option Plan provides for an initial one-time grant of options to purchase 10,000 shares of Common Stock to each non-employee Director serving as a member of the board or to any new non-employee Director upon being elected to the board. The Director Option Plan also provides that each non-employee Director shall automatically be granted options to purchase 2,000 shares of Common Stock upon each anniversary of the Director's election to the Board. The Director Option Plan requires that the exercise price for each option granted under the plan must equal 100% of the fair market value of the Company's Common Stock on the date the option is granted. The initial one-time grants will be immediately exercisable and the annual grants will vest in three equal installments commencing on the first anniversary of the grant date.

11.  Income taxes

     Loss before income tax benefit for the Predecessor is as follows (in thousands):

                                                Predecessor
                                        ---------------------------
                                                        January 1
                                         Year ended      through
                                        December 31,     June 28,
                                            1994           1995
                                        ------------    ---------

    Domestic (including Puerto Rico)..    $(54,031)     $(17,936)
    International.....................      (3,390)       (4,608)
                                          --------      --------
    Loss before income tax benefit....    $(57,421)     $(22,544)
                                          ========      ========

                        WESLEY JESSEN VISIONCARE, INC.
                (FORMERLY KNOWN AS WESLEY-JESSEN HOLDING, INC.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


     Loss before income tax benefit and extraordinary item for the Company is as follows (in thousands):

                                                                             Company
                                                                   ---------------------------
                                                                     June 29
                                                                     through       Year ended
                                                                   December 31,    December 31,
                                                                       1995            1996
                                                                   ------------    ------------
          Domestic (including Puerto Rico).......................    $(33,469)       $(7,721)
          International..........................................        (268)         3,613
                                                                     --------        -------
          Loss before income tax benefit and extraordinary item..    $(33,737)       $(4,108)
                                                                     ========        =======

     Income tax (expense) benefit is as follows (in thousands):

                                                                       Predecessor
                                                               ------------------------------
                                                                                 January 1,
                                                               Year ended         through
                                                               December 31,       June 28,
                                                                  1994             1995
                                                               -------------    -------------
          Current income tax benefit:
           Domestic federal..................................     $19,185         $ 6,338
           Domestic state and local (including Puerto Rico)..       7,750           3,063
                                                                  -------         -------
                                                                  $26,935         $ 9,401
                                                                  =======         =======

                                                                         Company
                                                               ---------------------------
                                                                  June 29
                                                                  through        through
                                                                December 31,    December 31,
                                                                   1995           1996
                                                               -------------    ----------
          Current income tax expense:
           Domestic federal..................................     $  (872)       $(2,126)
           Domestic state and local (including Puerto Rico)..        (287)          (922)
           International.....................................         (64)          (116)
                                                                  -------        -------
                                                                  $(1,223)       $(3,164)
                                                                  -------        -------
          Deferred income tax (expense) benefit:
           Domestic federal..................................     $13,045          4,307
           Domestic state and local (including Puerto Rico)..       2,228         (1,237)
           International.....................................         (28)         3,131
                                                                  -------        -------
                                                                  $15,245        $ 6,201
                                                                  -------        -------
          Income tax benefit.................................     $14,022        $ 3,037
                                                                  =======        =======

                        WESLEY JESSEN VISIONCARE, INC.
                (FORMERLY KNOWN AS WESLEY-JESSEN HOLDING, INC.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


 Income Tax Benefit

     No allocation of the Predecessor's income tax benefits between current and deferred amounts has been made as all U.S. income taxes, including deferred taxes, were settled with Schering-Plough on a current basis through the Schering-Plough investment account. Schering-Plough utilized in full the tax losses generated by the Predecessor. The income tax attributes of the Predecessor did not survive the Acquisition.

     Differences between the U.S. federal income tax statutory rates applicable to the Predecessor and the Company, respectively, and the income tax benefit recorded are attributable to the following:

                                                                           Predecessor
                                                                   --------------------------
                                                                                   January 1,
                                                                    Year ended      through
                                                                   December 31,     June 28,
                                                                       1994           1995
                                                                   ------------    ----------

          Income tax statutory rate..............................      35.0%          35.0%
          State and local taxes (including Puerto Rico), net of
           federal tax benefit...................................      13.5           13.6
          Effect of international operations.....................      (2.1)          (7.2)
          Other factors..........................................       0.5            0.3
                                                                       ----           ----
          Income tax benefit.....................................      46.9%          41.7%
                                                                       ====           ====

                                                                             Company
                                                                   ----------------------------
                                                                     June 29
                                                                     through       Year ended
                                                                   December 31,    December 31,
                                                                       1995            1996
                                                                   ------------    ------------
          Income tax statutory rate..............................      34.0%           35.0%
          State and local taxes (including Puerto Rico), net of
           federal tax benefit...................................       8.4            39.4
          Effect of international operations.....................      (0.5)           (4.5)
          Amortization of negative goodwill......................       0.2             6.8
          Other factors..........................................      (0.5)           (2.8)
                                                                       ----            ----
          Income tax benefit.....................................      41.6%           73.9%
                                                                       ====            ====

                        WESLEY JESSEN VISIONCARE, INC.
                (FORMERLY KNOWN AS WESLEY-JESSEN HOLDING, INC.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


     Deferred tax assets and liabilities are comprised of the following (in thousands):

                                                                         Company
                                                                --------------------------
                                                                December 31,  December 31,
                                                                    1995          1996
                                                                ------------  ------------

     Deferred tax assets:
      Accounts receivable valuation allowances..............       $ 5,058       $ 5,484
      Inventory reserves....................................         5,950           695
      Fixed assets..........................................         4,578         5,980
      Accrued expenses......................................         2,617        14,358
      Other deductible temporary differences................            46             -
      Foreign net operating losses..........................           752         2,296
                                                                   -------       -------
     Total deferred tax assets..............................        19,001        28,813
                                                                   -------       -------
     Deferred tax liabilities:
      Inventory step-up and beginning basis differences in
       opening inventory....................................         6,680             -
      Puerto Rico tollgate tax..............................            22         1,008
      Federal benefit of deferred state taxes...............           780           868
      Other taxable temporary differences...................           412           295
                                                                   -------       -------
     Total deferred tax liabilities.........................         7,894         2,171
                                                                   -------       -------
     Valuation allowance for foreign net operating losses...           752         2,296
                                                                   -------       -------
     Net deferred tax assets................................       $10,355       $24,346
                                                                   =======       =======
     Noncurrent portion of deferred tax assets..............       $ 4,315       $ 4,227
                                                                   =======       =======
     Current portion of deferred tax assets.................       $ 6,040       $20,119
                                                                   =======       =======

     At December 31, 1995 and 1996, the Company has not provided a valuation allowance against its deferred tax assets except for the asset relating to foreign net operating losses ("NOLs") because, based upon its current operating plans, the Company believes that it is more likely than not that the assets will be realized through future profitable operations.

     The Company has foreign net operating loss carryforwards which are available to reduce future income in the relevant foreign tax jurisdictions and which expire five to seven years from December 31, 1996. A full valuation allowance has been provided against the deferred asset relating to these NOLs as the Company believes it is more likely than not that the benefits of the NOLs will not be realized in the future.

     Estimated taxes have been provided for the Company's international operations assuming repatriation of all available earnings. The Predecessor's and the Company's manufacturing operations in Puerto Rico qualify for income tax credit available under Section 936 of the Internal Revenue Code. Recent legislation will phase out the income tax credit allowed under Section 936 over a ten year period. The phase out period will allow a tax credit under present law through December 31, 2001. The credit will be subject to further limitation through December 31, 2005, and thereafter the credit is eliminated.

                        WESLEY JESSEN VISIONCARE, INC.
                (FORMERLY KNOWN AS WESLEY-JESSEN HOLDING, INC.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


12.  Retirement benefits

 Defined Benefit Pension Plans

     Eligible employees of the Predecessor in the United States and certain other countries were participants, along with employees of other Schering-Plough subsidiaries, in defined benefit pension plans sponsored by Schering-Plough. Benefits under these plans are generally based upon the participants' average final earnings and years of credited service, and take into account governmental retirement benefits. Pension cost allocated by Schering-Plough to the Predecessor for 1994 amounted to $0.8 million and was offset in full by the allocated return on pension plan assets for a net cost of zero; the Predecessor was allocated a net credit of $0.2 million for the period from January 1, 1995 through June 28, 1995.

     Effective June 29, 1995, the employees of the Company terminated participation in the Schering-Plough pension plans. Pursuant to the Wesley Jessen Acquisition agreement, the United States participants' pension liabilities and the related assets are to be transferred from the Schering-Plough plan to a new plan that is presently being established by the Company, the Wesley Jessen Cash Balance Pension Plan (the "Wesley Jessen Plan"). The amounts of pension liabilities and accompanying assets to be transferred from the Schering-Plough plan to the Plan have not been finalized but are both estimated to be approximately $4.5 million. Pending transfer to the Plan, the pension assets will earn a 7% rate of return guaranteed by Schering-Plough.

     The Wesley Jessen Plan is a defined benefit plan, effective as of January 1, 1996, covering substantially all United States employees (including Puerto
Rico). Under the Wesley Jessen Plan, the Company will contribute a percentage of compensation for each participant (annual pay credits) based upon years of service, excluding the period June 29, 1995 to December 31, 1995 and with the Predecessor. Additionally, the Wesley Jessen Plan provides for a specified return (interest credits) on participants' account balances. Under the Wesley Jessen Plan, annual pay credits and interest credits will be accumulated in participants' accounts as the basis for their Wesley Jessen Plan benefits. The Company will contribute actuarially determined amounts to fund Wesley Jessen Plan benefits within regulatory minimum requirements and maximum tax deductible limits. Vesting occurs after five years of service and includes service during the period June 29, 1995 to December 31, 1995.

     In connection with the Barnes-Hind Acquisition the Company acquired a fully funded portion of the Pilkington Vision Care Pension Plan, a non-contributory defined benefit pension plan, which covers substantially all Barnes Hind United States employees. Additionally, the Company acquired a fully-funded contributory defined benefit pension plan covering certain Barnes Hind employees in the United Kingdom.

                        WESLEY JESSEN VISIONCARE, INC.
                (FORMERLY KNOWN AS WESLEY-JESSEN HOLDING, INC.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


     Under the plans acquired in the Barnes-Hind Acquisition, benefit payments for United States employees are based principally on earnings during the last five-or ten-year period prior to retirement and/or length of service. Employees are eligible to participate in domestic plans within one year of employment and are vested after five years of service. For the international employees, benefits are based on length of service and on compensation during the last ten years of service prior to retirement. Funding is on an actuarially determined basis, to provide for the plans' current service costs and the plans' prior service cost over their amortization periods.

     Net pension expense for the pension plans includes the following components (in thousands):


                                                                     Company
                                                           ---------------------------
                                                             June 29
                                                             through      Year Ended
                                                           December 31,   December 31,
                                                               1995           1996
                                                           -------------  ------------

     Service cost - benefits earned during the period..         $   -        $   801
     Interest cost on projected benefit obligation.....           151            745
     Actual return on plan assets......................          (151)        (1,424)
     Net amortization and deferral.....................             -            656
                                                                -----        -------
         Net pension expense...........................         $   -        $   778
                                                                =====        =======


     The following table sets forth the reconciliation of the funded status of defined benefit plans where accumulated benefit obligations exceed plan assets at December 31, 1996 (in thousands):

     Actuarial present value of benefit obligations:
      Vested benefit obligations........................................     $ 5,017
      Nonvested benefit obligations.....................................         280
                                                                             -------
     Accumulated benefit obligation.....................................     $ 5,297
                                                                             =======
     Plan assets at fair value..........................................     $ 4,815
     Projected benefit obligation.......................................       5,433
                                                                             -------
     Plan assets less than projected benefit obligations................        (618)
     Unrecognized prior service cost....................................         681
     Unrecognized net gain..............................................        (601)
                                                                             -------
     Pension liability recognized.......................................     $  (538)
                                                                             =======

                        WESLEY JESSEN VISIONCARE, INC.
                (FORMERLY KNOWN AS WESLEY-JESSEN HOLDING, INC.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


     The following table sets forth the reconciliation of the funded status for defined benefit plans where plan assets exceed accumulated benefit obligations at December 31, 1996 (in thousands):


                                                                             1996
                                                                    ------------------------
                                                            1995    Domestic   International
                                                           -------  ---------  --------------
Actuarial present value of benefit obligations:
 Vested benefit obligations..............................  $4,017    $ 7,329        $6,508
 Nonvested benefit obligations...........................     228        938             -
                                                           ------    -------        ------
Accumulated benefit obligation...........................  $4,245    $ 8,267        $6,508
                                                           ======    =======        ======
Plan assets at fair value................................  $4,500    $16,375        $8,647
Projected benefit obligation.............................   4,245     14,872         8,411
                                                           ------    -------        ------
Plan assets in excess of projected benefit obligations...     255      1,503           236
Unrecognized prior service cost..........................       -          -             -
Unrecognized net gain....................................    (255)      (509)          (94)
                                                           ------    -------        ------
Prepaid pension cost.....................................  $    -    $   994        $  142
                                                           ======    =======        ======


     Assumptions used in the actuarial computations at December 31 are as follows:

                                                                      1995           1996
                                                                     -------        ------

Domestic Plans:
   Discount rate..................................................    7.25%           7.5%
   Expected rate of compensation increase.........................     5.0%           5.0%
   Expected rate of return on plan assets.........................     7.0%        7.0%-9.0%

International Plans:
   Discount rate..................................................       -            8.5%
   Expected rate of compensation increase.........................       -            6.5%
   Expected rate of return on plan assets.........................       -            8.5%

 Defined Contribution Plans

     The Company sponsors defined contribution plans covering substantially all of its U.S. employees. The plans provide for specified Company matching of participants' contributions. Contributions to the defined contribution plans charged to operations for the year ended December 31, 1996 totaled $0.7 million.

                        WESLEY JESSEN VISIONCARE, INC.
                (FORMERLY KNOWN AS WESLEY-JESSEN HOLDING, INC.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


  Postretirement benefits other than pensions

     Eligible United States retirees of the Predecessor and their dependents were provided postretirement health care and other benefits under benefit plans sponsored by Schering-Plough. Eligibility for such benefits depended upon age and years of service, and retirees shared in the cost of health care benefits. Postretirement health care cost allocated to the Predecessor by Schering-Plough for the year ended December 31, 1994, and for the period from January 1, 1995 through June 28, 1995 was $0.3 million and $0.3 million, respectively. In conjunction with the Wesley Jessen Acquisition, the Company did not assume any existing retiree postretirement benefit obligations. The Company does not offer postretirement health care benefits to its employees.

13.  Commitments and contingencies

  Leases

     The Company leases certain facilities and computer and other equipment under operating leases. Total rent expense was as follows (in thousands):

          Predecessor
              Year ended December 31, 1994.............................    $2,983
                                                                           ======
              The period from January 1, 1995 through June 28, 1995....    $1,513
                                                                           ======
          Company
              The period from June 29, 1995 through December 31, 1995..    $  494
                                                                           ======
              Year ended December 31, 1996.............................    $2,554
                                                                           ======

     Future minimum lease payments under non-cancelable operating leases at December 31, 1996 were as follows (in thousands):


          Year ending
          -----------
          December 31, 1997............................................    $3,967
          December 31, 1998............................................     2,589
          December 31, 1999............................................     1,862
          December 31, 2000............................................     1,448
          December 31, 2001............................................     1,375
          Thereafter...................................................     8,589

  Litigation

     The Company has certain product liability, personal injury and employment related litigation and claims pending in the normal course of its business. Management believes that any uninsured losses resulting from the resolution of such litigation and claims would not have a material adverse impact on the Company's financial position or results of operations as presented in the accompanying financial statements.

                        WESLEY JESSEN VISIONCARE, INC.
                (FORMERLY KNOWN AS WESLEY-JESSEN HOLDING, INC.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


14.  Related party transactions

 Predecessor

     Schering-Plough provided the Predecessor certain legal, audit, data processing, engineering, insurance, facility, regulatory, and administrative services. Charges to the Predecessor for these services are reflected in the Consolidated Statements of Operations through June 28, 1995 and were based on allocations of Schering-Plough's actual direct and indirect costs using varying allocation bases as appropriate (hours worked, headcount, etc.) designed to estimate the actual cost incurred by Schering-Plough to render these services to the Predecessor. Management believes that the basis used for allocating such services is reasonable, and the allocation process was consistent with the methodology used by Schering-Plough to allocate the cost of similar services provided to its other business units. No provision has been made for possible incremental expenses that would have been incurred or hypothetical savings achieved had the Predecessor operated as an independent entity. These charges are included in marketing and administrative expenses and are summarized as follows (in thousands):


                                                     Predecessor
                                               -------------------------
                                                             January 1,
                                                Year ended     through
                                               December 31,   June 28,
                                                   1994         1995
                                               ------------  -----------
     Allocations:
      General and administrative.............      $1,946       $1,130
      Legal..................................       2,053          789
      Compensation and benefits..............         500           61
     Direct charges:
      Insurance..............................       3,151        1,825
                                                   ------       ------
                                                   $7,650       $3,805
                                                   ======       ======

     The Predecessor's consolidated statements of operations also include a financing charge from Schering-Plough based upon 11% of receivables outstanding and inventories on-hand throughout the period. This charge amounted to $7.2 million, and $3.5 million for the year ended December 31, 1994 and the period from January 1, 1995 through June 28, 1995, respectively.

     A summary of changes in Schering-Plough's net investment in the Predecessor is as follows (in thousands):


    Excess of assets over liabilities at December 31, 1993..  $196,243
    1994 net loss...........................................   (30,486)
    Net change in amounts due to/from Schering-Plough.......     7,652
                                                              --------
    Excess of assets over liabilities at December 31, 1994..   173,409
    Net loss from January 1, 1995 through June 28, 1995.....   (13,143)
    Net change in amounts due to/from Schering Plough.......    11,272
                                                              --------
    Excess of assets over liabilities at June 28, 1995......  $171,538
                                                              ========

                        WESLEY JESSEN VISIONCARE, INC.
                (FORMERLY KNOWN AS WESLEY-JESSEN HOLDING, INC.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


 Management and advisory fees--Company

     In connection with the Wesley Jessen Acquisition, the Company entered into an agreement with Bain Capital, Inc., an affiliate of the Company's major stockholder, for the provision of management and advisory services. Included in marketing and administrative expense during the period from June 29, 1995 through December 31, 1995 and for the year ended December 31, 1996 are $0.5 million and $1.3 million, respectively, of management fees paid for the services provided pursuant to this agreement. In addition, if the Company enters into any acquisition transactions, it must pay specified fees to Bain Capital, Inc. based upon the purchase price. The Company paid Bain Capital, Inc. fees of $0.7 million for services provided in structuring the Wesley Jessen Acquisition, and $3.0 million in connection with the structuring of the Bank Credit Agreement used to finance the Barnes-Hind Acquisition.

15.  Geographical information

     Financial information for the Predecessor by geographic area is as follows (in thousands):

                                                     Predecessor
                                            ----------------------------
                                                             January 1,
                                              Year ended      through
                                             December 31,     June 28,
                                                 1994           1995
                                             -------------  ------------

   Total assets:
    United States (including territories)..      $174,036      $177,260
    Canada.................................         5,490         4,076
    Europe.................................        11,903        10,119
                                                 --------      --------
       Total assets........................      $191,429      $191,455
                                                 ========      ========

   Net sales:
    United States (including territories)..      $105,569      $ 45,366
    Canada.................................         5,939         2,330
    Europe.................................        13,334         6,549
    Elimination............................       (15,202)       (3,226)
                                                 --------      --------
       Net sales...........................      $109,640      $ 51,019
                                                 ========      ========


     The Predecessor's aggregate export sales, by geographic area, were as follows (in thousands):

                                                     Predecessor
                                            ----------------------------
                                                             January 1,
                                              Year ended      through
                                             December 31,     June 28,
                                                 1994           1995
                                             -------------  ------------
    Europe.................................       $ 2,332       $1,656
    Asia Pacific...........................         7,108        2,873
    Latin America..........................         5,411        2,610
    Africa and Middle East.................         3,368          488
                                                  -------       ------
       Total...............................       $18,219       $7,627
                                                  =======       ======

                         WESLEY JESSEN VISIONCARE, INC.
                (FORMERLY KNOWN AS WESLEY-JESSEN HOLDING, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


      Financial information for the Company by geographic area is as follows (in thousands):

                                                                   Company
                                                       ------------------------------
                                                         June 29
                                                         through          Year ended
                                                       December 31,      December 31,
                                                           1995              1996
                                                       -------------     ------------
Total assets:
    United States (including territories)..........       $54,669          $104,220
    Europe.........................................         8,609            62,509
    Canada.........................................         4,052             4,576
    Japan..........................................             -             7,271
    Other..........................................             -             2,024
                                                          -------          --------
       Total assets................................       $67,330          $180,600
                                                          =======          ========

Net sales:
    United States (including territories)..........       $49,198          $174,190
    Europe.........................................         6,066            30,255
    Canada.........................................         2,720             6,028
    Japan..........................................             -             2,562
    Other..........................................             -             2,274
    Elimination....................................        (3,669)          (58,557)
                                                          -------          --------
       Net sales...................................       $54,315          $156,752
                                                          =======          ========

     The Company's aggregate export sales, by geographic area, were as follows (in thousands):

                                                                   Company
                                                       ------------------------------
                                                         June 29
                                                         through          Year ended
                                                       December 31,      December 31,
                                                           1995              1996
                                                       ------------      ------------
   Europe..........................................       $ 1,559          $  5,583
   Asia Pacific....................................         3,630            12,787
   Latin America...................................         2,984            12,278
   Africa and Middle East..........................         1,933             3,287
                                                          -------           -------
       Total.......................................       $10,106           $33,935
                                                          =======           =======

 Transfer Pricing

     Transfers among the Company's subsidiaries are at selling prices that represent the selling subsidiary's cost plus a profit margin established by management.

                     REPORT OF INDEPENDENT ACCOUNTANTS ON
                         FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Stockholders
 of Wesley Jessen VisionCare, Inc. (formerly known as Wesley Jessen Holding,
Inc.)

     Our audits of the consolidated financial statements referred to in our report dated September 17, 1996 (relating to the Wesley-Jessen contact lens business of Schering-Plough Corporation) and our report dated February 28, 1997, except as to Note 3 which is as of March 17, 1997 and Notes 1 and 2, which are as of March 20, 1997 (relating to Wesley Jessen VisionCare, Inc.) also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-K. In our opinion, the Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



PRICE WATERHOUSE LLP

Chicago, Illinois
March 20, 1997

                        WESLEY JESSEN VISIONCARE, INC.
                (FORMERLY KNOWN AS WESLEY-JESSEN HOLDING, INC.)

                         FINANCIAL STATEMENT SCHEDULE

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                                                     Additions
                                                                     charged to
                                                        Beginning    costs and                  Ending
                                                         balance      expenses    Deductions   balance
                                                       -----------  ------------  -----------  --------

Allowance for Doubtful Accounts
Year ended December 31, 1994*........................     $ 2,351       $ 4,871     $ (2,022)   $ 5,200
Period from January 1, 1995 through June 28, 1995*...     $ 5,200       $ 1,450     $ (2,456)   $ 4,194
Period from June 29, 1995 through December 31, 1995..     $ 5,342(a)    $   861     $ (1,548)   $ 4,655
Year ended December 31, 1996.........................     $ 4,655       $ 5,509(b)  $ (3,175)   $ 6,989

Allowance for Sales Returns and Adjustments
Year ended December 31, 1994*........................     $10,305       $27,273     $(21,768)   $15,810
Period from January 1, 1995 through June 28, 1995*...     $15,810       $10,962     $(15,993)   $10,779
Period from June 29, 1995 through December 31, 1995..     $10,779       $ 4,088     $ (7,642)   $ 7,225
Year ended December 31, 1996.........................     $ 7,225       $15,127(c)  $(11,730)   $10,622

*    Predecessor period.

(a) Includes purchase accounting adjustment of $1,148 to adjust the Predecessor's policy to that of the Company.
(b) Includes October 2, 1996 Barnes-Hind opening balance sheet account balance of $3,476.
(c) Includes October 2, 1996 Barnes-Hind opening balance sheet account balance of $2,622.