Form 10-Q
period 1997-03-29
WESLEY JESSEN VISIONCARE INC
filed 1997-05-13
CIK 1027584

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-Q

                               ----------------

(Mark
One)

  [X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 29, 1997

  [_]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER 0-22033

                        WESLEY JESSEN VISIONCARE, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                               ----------------

               DELAWARE                              36-4023739
     (STATE OR OTHER JURISDICTION                 (I.R.S. EMPLOYER
   OF INCORPORATION OR ORGANIZATION)             IDENTIFICATION NO.)

 333 EAST HOWARD AVENUE, DES PLAINES,                60018-5903
                  IL                                 (ZIP CODE)
    (ADDRESS OF PRINCIPAL EXECUTIVE
               OFFICES)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (847) 294-3000

                               ----------------

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

 As of May 12, 1997, the number of shares of Common Stock of the Registrant outstanding was 17,097,028.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                         WESLEY JESSEN VISIONCARE, INC.

                                     INDEX

                                                                        PAGE NO.
                                                                        --------
 PART I     FINANCIAL INFORMATION
  Item 1    Financial Statements (Unaudited)
            Condensed Consolidated Balance Sheets at March 29, 1997
            (unaudited) and December 31, 1996........................      1
            Condensed Consolidated Statements of Operations for the
            three months ended March 29, 1997 and March 31, 1996
            (unaudited)..............................................      2
            Condensed Consolidated Statements of Cash Flows for the
            three months ended March 29, 1997 and March 31, 1996
            (unaudited)..............................................      3
            Condensed Consolidated Statements of Changes in
            Stockholders' Equity (Deficit) for the period June 29,
            1995 through December 31, 1996 and for the three months
            ended March 29, 1997 (unaudited).........................      4
            Notes to the Condensed Consolidated Financial Statements.     5-10
  Item 2    Management's Discussion and Analysis of Financial
            Condition and Results of Operations......................    11-15
 PART II    OTHER INFORMATION
  Item 4    Submission of Matters to a Vote of Security Holders......      16
  Item 6    Exhibits and Reports on Form 8-K.........................      16
 Signatures

                                     PART I

                             FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

                         WESLEY JESSEN VISIONCARE, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                        MARCH 29,  DECEMBER 31,
                        ASSETS                            1997         1996
                        ------                         ----------- ------------
                                                       (UNAUDITED)
Current Assets:
  Cash and cash equivalents...........................  $  7,362     $  7,073
  Accounts receivable--trade, net.....................    40,498       38,869
  Other receivables...................................     5,039        5,155
  Inventories.........................................    56,995       69,139
  Deferred income taxes...............................    20,119       20,119
  Prepaid expenses....................................     9,396        9,531
  Assets held for sale................................       --         7,500
                                                        --------     --------
    Total current assets..............................   139,409      157,386
                                                        --------     --------
Property, plant and equipment, net....................    12,117       10,125
Other assets..........................................     1,120        1,346
Deferred income taxes.................................    10,026        4,227
Note receivable.......................................     4,500          --
Capitalized financing fees, net.......................     2,465        7,516
                                                        --------     --------
    Total assets......................................  $169,637     $180,600
                                                        ========     ========
    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
    ----------------------------------------------
Current liabilities:
  Trade accounts payable..............................  $ 13,737     $ 12,434
  Accrued compensation and benefits...................     9,735       16,121
  Accrued advertising.................................     5,130        3,751
  Other accrued liabilities...........................    19,883       20,938
  Transition reserve..................................    16,699       18,894
  Income taxes payable................................     5,783        6,989
                                                        --------     --------
    Total current liabilities.........................    70,967       79,127
                                                        --------     --------
Negative goodwill, net................................    10,381       10,577
Long term debt........................................    75,100      102,975
Other liabilities.....................................       852        1,213
                                                        --------     --------
    Total liabilities.................................   157,300      193,892
                                                        --------     --------
Stockholders' equity (deficit):
  Common stock, $.01 par value, 50,000,000 shares
   authorized, 17,097,028 and 14,276,028 issued and
   outstanding at March 29, 1997 and December 31,
   1996, respectively.................................       171          143
  Additional paid in capital..........................    44,475        7,654
  Accumulated deficit.................................   (33,188)     (22,457)
  Cumulative translation adjustment...................       879        1,368
                                                        --------     --------
    Total stockholders' equity (deficit)..............    12,337      (13,292)
                                                        --------     --------
    Total liabilities and stockholders' equity
     (deficit)........................................  $169,637     $180,600
                                                        ========     ========

   The accompanying notes are an integral part of these financial statements.

                         WESLEY JESSEN VISIONCARE, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                        THREE MONTHS ENDED
                                                   -----------------------------
                                                   MARCH 29, 1997 MARCH 31, 1996
                                                   -------------- --------------
                                                    (UNAUDITED)    (UNAUDITED)
Net sales........................................   $    64,071    $    30,147
                                                    -----------    -----------
Operating costs and expenses:
  Cost of goods sold.............................        21,870          8,461
  Cost of goods sold--inventory step-up (Note 4).        13,092          5,953
  Marketing and administrative...................        33,256         16,520
  Research and development.......................         3,021          1,274
  Amortization of intangibles....................          (196)          (196)
                                                    -----------    -----------
Loss from operations.............................        (6,972)        (1,865)
Other expense:
  Interest expense, net..........................         1,860          1,096
                                                    -----------    -----------
Loss before income taxes and extraordinary loss..        (8,832)        (2,961)
Income tax benefit...............................         3,003            506
                                                    -----------    -----------
Net loss before extraordinary loss...............        (5,829)        (2,455)
Extraordinary loss, net of related tax benefit of
 $2,526..........................................        (4,902)           --
                                                    -----------    -----------
Net loss.........................................   $   (10,731)   $    (2,455)
                                                    ===========    ===========
Pro forma primary net loss per common share (Note
 2):
  Net loss before extraordinary loss.............   $     (0.38)   $     (0.17)
                                                    ===========    ===========
  Extraordinary loss, net of tax benefit.........   $     (0.32)   $       --
                                                    ===========    ===========
  Net loss.......................................   $     (0.70)   $     (0.17)
                                                    ===========    ===========
  Weighted average common shares used in
   computation of pro forma primary net loss per
   common share..................................    15,420,459     14,637,984
                                                    ===========    ===========


   The accompanying notes are an integral part of these financial statements.

                         WESLEY JESSEN VISIONCARE, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                           THREE MONTHS ENDED
                                                         ----------------------
                                                          MARCH 29,  MARCH 31,
                                                            1997        1996
                                                         ----------- ----------
                                                         (UNAUDITED) (UNAUDITED)
Cash flows provided by (used in) operating activities:
  Net loss..............................................  $ (10,731)  $(2,455)
  Adjustments to reconcile net loss to net cash provided
   by (used in) operating activities:
    Extraordinary loss on early extinguishment of debt..      7,428       --
    Depreciation expense................................        122         8
    Purchased inventory step-up.........................     13,092     5,953
    Amortization of capitalized financing fees..........        118       145
    Amortization negative goodwill......................       (196)     (196)
    Deferred income taxes...............................     (5,799)     (506)
    Other...............................................       (489)      --
  Changes in balance sheet items
    Accounts receivable--trade, net.....................     (1,629)       32
    Other receivables...................................        116      (425)
    Inventories.........................................       (948)    4,490
    Prepaid expenses....................................        135      (653)
    Other assets........................................        226       --
    Trade accounts payable..............................      1,303    (3,172)
    Accrued liabilities.................................     (8,257)    2,423
    Other liabilities...................................       (361)      --
    Income taxes payable................................     (1,206)     (655)
                                                          ---------   -------
      Cash provided by (used in) operating activities...     (7,076)    4,989
                                                          ---------   -------
Cash flows provided by (used in) investing activities:
  Proceeds from Natural Touch sale......................      3,000       --
  Capital expenditures..................................     (2,114)     (536)
                                                          ---------   -------
      Cash provided by (used in) investing activities...        886      (536)
                                                          ---------   -------
Cash provided by (used in) financing activities:
  Issuance of stock.....................................     36,849        10
  Proceeds from long term debt..........................     78,000       --
  Payment of financing fees.............................     (2,495)      --
  Payments of long term debt............................   (105,875)   (5,500)
                                                          ---------   -------
      Cash provided by (used in) financing activities...      6,479    (5,490)
                                                          ---------   -------
  Net increase (decrease) in cash and cash equivalents..        289    (1,037)
Cash and cash equivalents:
  Beginning of period...................................      7,073     2,522
                                                          ---------   -------
  End of period.........................................  $   7,362   $ 1,485
                                                          =========   =======
Supplemental disclosure of cash flow information
  Cash paid during the period for interest..............  $   2,414   $ 1,172
                                                          =========   =======
  Cash paid during the period for taxes, net............  $   2,471   $   629
                                                          =========   =======

   The accompanying notes are an integral part of these financial statements.

                         WESLEY JESSEN VISIONCARE, INC.

 CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                              CLASS L                                                               TOTAL
                           COMMON STOCK      COMMON STOCK    ADDITIONAL             CUMULATIVE  STOCKHOLDERS'
                          ---------------- -----------------  PAID IN   ACCUMULATED TRANSLATION    EQUITY
                           SHARES   AMOUNT   SHARES   AMOUNT  CAPITAL     DEFICIT   ADJUSTMENT    (DEFICIT)
                          --------  ------ ---------- ------ ---------- ----------- ----------- -------------
Balance at June 29,
 1995...................       --    $--          --    --        --     $    --      $  --       $    --
Issuance of stock.......   429,177      4   3,862,604    39     7,739         --         --          7,782
Stock subscription
 receivable.............       --     --          --     (1)     (256)        --         --           (257)
Net loss................       --     --          --    --        --      (19,715)       --        (19,715)
                          --------   ----  ----------  ----   -------    --------     ------      --------
Balance at December 31,
 1995...................   429,177      4   3,862,604    38     7,483     (19,715)       --        (12,190)
Issuance of stock.......       823    --        7,396   --         15         --         --             15
Stock subscription
 receivable.............       --     --          --      1       256         --         --            257
Currency translation
 adjustment.............       --     --          --    --        --          --       1,368         1,368
Net loss................       --     --          --    --        --       (2,742)       --         (2,742)
Exchange of stock.......  (108,933)    (1)    220,582     2       --          --         --              1
Retroactive effect of
 February 12, 1997
Class L Common Stock
 Reclassification.......  (321,067)    (3)  1,460,517    15       --          --         --             12
Retroactive effect of
 February 12, 1997
Common Stock split......       --     --    8,724,929    87      (100)        --         --            (13)
                          --------   ----  ----------  ----   -------    --------     ------      --------
Balance at December 31,
 1996...................       --    $--   14,276,028   143     7,654    $(22,457)    $1,368      $(13,292)
Issuance of stock
 (unaudited)............       --     --    2,821,000    28    36,564         --         --         36,592
Stock compensation
 (unaudited)............       --     --          --    --        257         --         --            257
Currency translation
 adjustment (unaudited).       --     --          --    --        --          --        (489)         (489)
Net loss (unaudited)....       --     --          --    --        --      (10,731)       --        (10,731)
                          --------   ----  ----------  ----   -------    --------     ------      --------
Balance at March 29,
 1997 (unaudited).......       --    $--   17,097,028  $171   $44,475    $(33,188)    $  879      $ 12,337
                          ========   ====  ==========  ====   =======    ========     ======      ========


   The accompanying notes are an integral part of these financial statements.

                        WESLEY JESSEN VISIONCARE, INC.

           NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

 Description of business

  The Company's primary business activity is the research, development, manufacture, marketing and sale of conventional and disposable soft contact lenses in the United States and certain other countries. The Company is headquartered in Des Plaines, Illinois and operates in one business segment.

 Basis of presentation

  The consolidated financial statements of the Company include the accounts of Wesley Jessen VisionCare, Inc. (formerly known as Wesley-Jessen Holding, Inc.), its wholly owned subsidiary, Wesley-Jessen Corporation, and Wesley-Jessen Corporation's wholly owned subsidiaries (collectively, the "Company"). All significant intercompany transactions have been eliminated.

  Effective June 29, 1995, Wesley-Jessen Corporation completed the acquisition (the "Wesley Jessen Acquisition") of the Wesley-Jessen contact lens business of Schering-Plough Corporation. As a result of the Wesley Jessen Acquisition, Wesley-Jessen Corporation acquired certain assets from Schering-Plough, consisting of manufacturing facilities in Des Plaines, Illinois and Cidra, Puerto Rico, a distribution facility in Chicago, Illinois, and a number of non-U.S. sales and service offices, assumed certain liabilities of the predecessor, and paid acquisition costs directly attributable to the Wesley Jessen Acquisition.

  The unaudited financial information presented reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the consolidated financial statements for an interim period. All such adjustments are of a normal, recurring nature. Results of operations for an interim period are not necessarily indicative of results for the full year. These interim financial statements should be read in conjunction with the financial statements and related notes contained in the Special Financial Report on Form 10-K filed pursuant to Rule 15d-2 for the year ended December 31, 1996.

  The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

 The Offering

  On February 19, 1997, the Company completed an initial public offering of
2.5 million shares of common stock at a price of $15.00 per share (the "IPO"), and on March 20, 1997 the Company sold an additional 321,000 shares at $15.00 per share upon the exercise by the underwriters of an over-allotment option granted by the Company in connection with the IPO (the IPO and the over-allotment are collectively referred to herein as the "Offering")

  Prior to the IPO, the Company had two classes of issued and outstanding stock, the Class L common stock, (the "Class L Common") and the common stock, which were identical except that each share of Class L Common was entitled to a preferential payment (the "Preference Amount") upon any distribution by the Company to holders of its capital stock (whether by dividend, liquidating distribution or otherwise) equal to the original cost of such share ($17.41) plus an amount which accrued on a daily basis at a rate of 12.5% per annum on such cost and on the amount so accrued in prior quarters. As of February 12, 1997, the Preference Amount was $21.24 per share of Class L Common issued at the time of the Wesley Jessen Acquisition. Prior to the

                        WESLEY JESSEN VISIONCARE, INC.

                                  (UNAUDITED)

completion of the IPO, all of the outstanding shares of Class L Common were reclassified pursuant to the terms of the Company's amended and restated Certificate of Incorporation into shares of common stock (the "Reclassification") and a 3.133-for-one stock split was effected as to all of the then outstanding shares of common stock (the "Split"). In connection with the Reclassification (prior to the Split), each outstanding share of Class L Common was reclassified into one share of common stock plus an additional number of shares having a value, based on the Offering price, equal to the Preference Amount as of February 12, 1997. For balance sheet presentation purposes the Reclassification and the Split have been given effect as if they had occurred on December 31, 1996 and all share and per share data have been restated.

2. PRO FORMA PRIMARY NET LOSS PER SHARE

  Given the changes in the Company's capital structure described in Note 1, historical loss per share amounts are not presented as they are not considered to be meaningful. The calculation of pro forma primary net loss per share was determined by dividing the net loss by the pro forma weighted average common and common stock equivalent shares outstanding after giving retroactive effect to the Wesley Jessen Acquisition, the Reclassification and the Split. In addition, in accordance with the Securities and Exchange Commission Staff Accounting Bulletin No. 83, using the treasury stock method, 361,956 shares have been included in the calculation of common stock equivalent shares for the three months ended March 31, 1996.

  The net proceeds from the Offering were used to retire indebtedness existing under its credit agreement (Note 6). Supplemental pro forma net loss per share is ($0.61) for the three months ended March 29, 1997; the number of shares of common stock whose proceeds are deemed to be used to retire debt is 2,821,000. This calculation assumes the debt retirement had taken place at the later of the beginning of the respective period or the issuance of the debt. The amount of interest expense eliminated, net of income tax effects, is $0.3 million for the three months ended March 29, 1997.

3. ACQUISITIONS

  The Wesley Jessen Acquisition was completed for a total purchase price of $76.6 million, consisting of cash paid of $47.0 million and liabilities assumed of $29.6 million. The Wesley Jessen Acquisition was financed by $43.0 million of bank debt and $7.5 million of proceeds from the issuance of the Company's common stock.

  On October 2, 1996, the Company acquired the contact lens business of the Barnes-Hind division of Pilkington plc ("the Barnes-Hind Acquisition"). Aggregate consideration of $62.4 million for the acquisition was comprised of $57.4 in cash and a $5.0 million subordinated promissory note (Note 6). In addition the Company assumed liabilities of $55.3 million and paid acquisition related fees of $2.9 million. The cash portion of the purchase was financed by the proceeds from the Barnes-Hind Acquisition Financing (Note 6). The purchase method of accounting was used to record the acquisition. The financial statements presented herein reflect the allocation of the purchase price to the acquired assets and liabilities based on their estimated fair values. The results of the operations of the acquired company have been included in the results of operations of the Company since the acquisition date.

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

                         WESLEY JESSEN VISIONCARE, INC.

                                  (UNAUDITED)

2001. As part of the agreement, the Company has entered into a supply agreement pursuant to which the Company will supply the purchaser with Natural Touch lenses for sale in the United States. The purchase accounting for the Barnes-Hind Acquisition includes the expected effects of the divestiture and has been reflected such that no gain or loss results from the divestiture.

 Pro forma results

  The unaudited pro forma results of the operations for the Company are set forth below, giving pro forma effect to the following: (i) the Barnes-Hind Acquisition; (ii) the Barnes-Hind Acquisition Financing described in Note 6;
(iii) the estimated recurring cost savings to the Company from facilities and personnel rationalizations; (iv) elimination of non-recurring increases to cost of goods sold as a result of applying purchase accounting to inventories following the Wesley Jessen Acquisition and the Barnes-Hind Acquisition, (v) the divestiture of Barnes-Hind's U.S. Natural Touch product line; and (vi) adjusting the income tax (expense) benefit to an assumed effective rate of 34%, each as if the transactions had occurred as of January 1, 1996 (in thousands, except share and per share data):

                                                                       THREE
                                                                      MONTHS
                                                                       ENDED
                                                                     MARCH 31,
                                                                       1996
                                                                    -----------
      Net sales.................................................... $    61,733
                                                                    ===========
      Net income................................................... $     2,342
                                                                    ===========
      Pro forma net income per common and common share equivalent.. $      0.14
                                                                    ===========
      Weighted average shares used in computation of pro forma
       income per common and common share equivalent...............  16,522,016
                                                                    ===========

  The pro forma results are not necessarily indicative of what actually would have occurred if the Barnes-Hind Acquisition had been in effect for the period presented and are not intended to be a projection of future results, which are dependent on the ability of the Company to accomplish its objectives in connection with the Barnes-Hind Acquisition. The future success of the Barnes-Hind Acquisition and its effect on the financial operating results of the Company will depend in large part on the ability of management to integrate the Barnes-Hind manufacturing, sales and marketing administrative functions into the Wesley Jessen operations and achieve the cost savings expected to result from the acquisition-integration measures adopted by the Company.

4. COMPONENTS OF CERTAIN BALANCE SHEET ACCOUNTS

 Accounts receivable--trade, net

  Accounts receivable--trade, net consist of the following (in thousands):

                                                          MARCH 29, DECEMBER 31,
                                                            1997        1996
                                                          --------- ------------
      Accounts receivable--trade.........................  $58,634    $56,480
      Less allowances:
        Doubtful accounts................................   (7,994)    (6,989)
        Sales returns and adjustments....................  (10,142)   (10,622)
                                                           -------    -------
      Accounts receivable--trade, net....................  $40,498    $38,869
                                                           =======    =======

                        WESLEY JESSEN VISIONCARE, INC.

                                  (UNAUDITED)


 Inventories

  Inventories consist of the following (in thousands):

                                                          MARCH 29, DECEMBER 31,
                                                            1997        1996
                                                          --------- ------------
      Raw materials......................................  $ 5,615    $ 6,073
      Work-in-process....................................    8,254      8,958
      Finished goods.....................................   43,126     54,108
                                                           -------    -------
          Total..........................................  $56,995    $69,139
                                                           =======    =======

  In connection with the Wesley Jessen Acquisition and the Barnes-Hind Acquisition, under the purchase method of accounting, the Company's total inventories were written up $40.6 million and $36.7 million, respectively, to fair value at the date of acquisition. Of these amounts, $6.0 million and $13.1 million were charged to cost of goods sold during the three months ended March 31, 1996 and March 29, 1997, respectively.

 Property, plant and equipment, net

  Property, plant and equipment, net, consists of the following (in thousands):

                                                          MARCH 29, DECEMBER 31,
                                                            1997        1996
                                                          --------- ------------
      Buildings and improvements.........................  $ 1,413    $ 1,230
      Machinery, equipment, furniture and fixtures.......    8,052      6,257
      Construction-in-progress...........................    3,170      3,034
                                                           -------    -------
                                                            12,635     10,521
      Less: accumulated depreciation.....................     (518)      (396)
                                                           -------    -------
      Property, plant and equipment, net.................  $12,117    $10,125
                                                           =======    =======

5. TRANSITION AND RESTRUCTURING RESERVES

  In connection with the Barnes-Hind Acquisition, management approved a transition plan to integrate the acquired operations, for which an accrual of $20.4 million (transition reserve) was established in purchase accounting. Costs associated with the transition plan are comprised of facility and employee termination costs related to the closure of the Barnes-Hind corporate offices in Sunnyvale, California by the end of the second quarter of 1997. In addition, management plans to curtail certain manufacturing activities in San Diego, California which will comprise reductions in both manufacturing and administrative functions. These activities will be transferred to other Company locations. Payments related to the transition for the three months ended March 29, 1997 are as follows (in thousands):

                                   EMPLOYEE    LEASE       FACILITY
                                   RELATED  TERMINATION   RESTORATION
                                    COSTS      COSTS    AND OTHER COSTS  TOTAL
                                   -------- ----------- --------------- -------
      Transition reserve at
       December 31, 1996.........  $15,623    $2,243        $1,028      $18,894
      Charges against the
       reserve...................    1,708       --            487        2,195
                                   -------    ------        ------      -------
      Transition reserve at March
       29, 1997..................  $13,915    $2,243        $  541      $16,699
                                   =======    ======        ======      =======

                        WESLEY JESSEN VISIONCARE, INC.

                                  (UNAUDITED)


  In addition to the transition plan, the Company committed to a plan to restructure the Wesley Jessen operations following the Barnes-Hind Acquisition, resulting in a charge of $3.4 million in the fourth quarter of 1996 (restructuring reserve). Pursuant to the restructuring plan, the Chicago distribution facilities will be consolidated with those in Des Plaines, Illinois in September, 1997. The restructuring reserve, totaling $3.0 million at March 29, 1997, consists of costs related to the shutdown of the Chicago distribution facility and employee termination, lease termination and other restructuring costs associated with consolidation of the Company's European facilities with those facilities acquired in the Barnes-Hind Acquisition. Usage of the restructuring reserve for the three months ended March 29, 1997 is as follows (in thousands):

                                                   LEASE
                                    EMPLOYEE    TERMINATION
                                  RELATED COSTS    COSTS    OTHER COSTS TOTAL
                                  ------------- ----------- ----------- ------
      Restructuring reserve at
       December 31, 1996.........    $1,000       $1,900       $500     $3,400
      Charges against the
       reserve...................       197            5        239        441
                                     ------       ------       ----     ------
      Restructuring reserve at
       March 29, 1997............    $  803       $1,895       $261     $2,959
                                     ======       ======       ====     ======

6. LONG-TERM DEBT

 Barnes-Hind Acquisition Financing

  On October 2, 1996, in connection with the Barnes-Hind Acquisition, the Company replaced its long-term borrowing arrangement with the following credit facilities (the "1996 Credit Agreement"):

    $45 million revolving credit facility due February 28, 2002

    $45 million Term Loan A due February 28, 2002

    $50 million Term Loan B due February 29, 2004

  In connection with the refinancing, the Company incurred and capitalized financing fees of approximately $7.8 million, which were being amortized over the term of the 1996 Credit Agreement.

  Additionally, as part of the consideration paid for the Barnes-Hind Acquisition, the Company entered into a $5.0 million promissory note with Pilkington plc (the "Pilkington Note") which bears interest at 8.0% compounded annually and payable at maturity. The note matures on February 1, 2005, subject to certain acceleration provisions. The Pilkington Note is subordinate to all current and long term debt of the Company.

 Initial Public Offering Refinancing

  On February 19, 1997, in connection with the IPO, the Company replaced its long term borrowing arrangements with the following credit facilities (the "1997 Credit Agreement"):

    $35 million revolving loan facility due February 19, 2002

    $65 million Term Loan A due February 19, 2002

  In connection with the refinancing, the Company recognized an extraordinary loss of $7.4 million ($4.9 million, net of income tax benefits), relating to the write-off of capitalized financing fees incurred in connection with the Barnes-Hind Acquisition Financing. Additionally, the Company incurred and capitalized financing fees of approximately $2.5 million, which will be amortized over the term of the 1997 Credit Agreement.

                         WESLEY JESSEN VISIONCARE, INC.

     NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(CONCLUDED)
                                  (UNAUDITED)


  Amounts borrowed under the 1997 Credit Agreement bear interest at either Base Rate (higher of (i) 0.5% in excess of the Federal Reserve reported adjusted certificate of deposit rate and (ii) the lender's prime lending rate) plus a margin up to 0.75% based on leverage ratios calculated as of certain dates or the Eurodollar Rate as determined by the lenders plus a margin of 0.75% to 1.75% based on leverage ratios calculated as of certain dates as defined in the credit agreement and the type of loan. Additionally, the Company is required to pay a commitment fee on the unutilized revolving loan commitments ranging from 0.30% to 0.50% based on leverage ratios calculated as of certain dates. The unutilized portion of the revolving credit facilities at March 29, 1997 was $30.0 million. The credit facilities are guaranteed by each of its domestic subsidiaries and secured by essentially all assets of the domestic subsidiaries.

  The 1997 Credit Agreement contains a number of covenants restricting the Company and its subsidiaries with respect to the incurrence of indebtedness, the creation of liens, the consummation of certain transactions such as sales of substantial assets, mergers or consolidations, the making of certain investments, capital expenditures, and payment of dividends. In addition, the Company is required to maintain certain financial covenants and ratios.

 Interest Rate Instrument

  The Company has purchased an interest rate cap on $35.0 million notional principal amount at 8.5%, which expires on December 31, 1999. The cap purchased is intended to provide partial protection to the Company from exposure relating to its variable rate debt instruments in the event a higher floating interest rate scenario is encountered during a period. The cap rate is based on three month LIBOR.

7. SUBSEQUENT EVENT

  On May 7, 1997, Wesley Jessen Corporation, a wholly owned subsidiary of the Company, loaned the Company's Chief Executive Officer ("CEO") $1.2 million, in exchange for an unsecured promissory note bearing interest at the rate of 8%, interest payable quarterly. The note is due at the earlier of (i) May 9, 2002,
(ii) the date the CEO ceases to be employed by the Company, or (iii) the date the CEO disposes of any of his common stock holdings in the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following management's discussion and analysis provides information with respect to the results of operations of the Company for the quarters ended March 31, 1996 and March 29, 1997, (the "three months ended"). The Company completed the Wesley Jessen Acquisition on June 29, 1995, the Barnes-Hind Acquisition on October 2, 1996 and the IPO on February 19, 1997. The acquisitions were accounted for under the purchase method of accounting. Because of the revaluation of the assets and liabilities of Wesley Jessen and Barnes-Hind and the related impacts on costs of sales and expenses, the historical financial statements for the periods discussed are not directly comparable. For comparative purposes, the combined results of operations of the Company and Barnes-Hind for the quarters ended March 31, 1996 and March 29, 1997 have been set forth on an "As Adjusted" basis as if the Barnes-Hind Acquisition and the Offering had occurred on January 1, 1996. See "Results of Operations".

OVERVIEW

  Wesley Jessen is the leading worldwide developer, manufacturer and marketer of specialty soft contact lenses, based on its share of the specialty lens market. The Company's products include cosmetic lenses, which change or enhance the wearer's eye color appearance; toric lenses, which correct vision for people with astigmatism; and premium lenses, which offer value-added features such as improved comfort for dry eyes and protection from UV light. Founded in 1946 by pioneers in the contact lens industry, the Company has a long-standing reputation for innovation and new product introductions. Wesley Jessen develops technology, manufacturing processes and products through a combination of its in-house staff of more than 50 engineers and scientists and Company-sponsored research by third-party experts. The Company markets and sells its products (i) to consumers through industry advertising campaigns, and (ii) to eyecare practitioners through its 180-person salesforce and network of 60 independent distributors, which together sell the Company's products in more than 75 countries.

WESLEY JESSEN ACQUISITION

  Effective June 29, 1995, Wesley-Jessen Corporation completed the acquisition (the "Wesley Jessen Acquisition") of the Wesley-Jessen contact lens business (the "Predecessor") of Schering-Plough Corporation. As a result of the Wesley Jessen Acquisition, Wesley-Jessen Corporation acquired certain assets from Schering-Plough, assumed certain liabilities of the Predecessor, and paid certain acquisition costs directly attributable to the Wesley Jessen Acquisition. The Wesley Jessen Acquisition was completed for a total purchase price of $76.6 million, consisting of cash paid of $47.0 million and liabilities assumed of $29.6 million. The Wesley Jessen Acquisition was financed by $43.0 million of bank debt and $7.5 million of proceeds from the issuance of the Company's common stock.

BARNES-HIND ACQUISITION

  On October 2, 1996, the Company acquired substantially all the assets and assumed certain liabilities of the Barnes-Hind division of Pilkington plc (the "Barnes-Hind Acquisition"). The purchase price in the Barnes-Hind Acquisition of approximately $62.4 million (plus related acquisition and financing fees of $10.7 million) was funded with approximately $68.1 million of borrowings under the $140.0 million 1996 Credit Agreement and the $5.0 million Pilkington Note. In connection with the Barnes-Hind Acquisition, the Company borrowed an additional $28.5 million to repay its then outstanding term loans and to fund ongoing working capital needs.

  In connection with the Barnes-Hind Acquisition, the Company has identified significant operating synergies and is in the process of implementing certain cost reduction measures that are expected to improve the Company's operating results. The cost reductions are reflected in the Company's unaudited As Adjusted financial data. See "Results of Operations." While the Company believes that these expenses will not recur, there can be no assurance that the Company will be able to achieve such cost savings in future periods.

  As a result of the Wesley Jessen and Barnes-Hind Acquisitions, the Company incurred significant non-recurring charges as follows: (i) a non-cash increase in cost of goods sold of $6.0 million in the first quarter of 1996 relating to the amortization of Wesley Jessen purchased inventory step-up to fair value at the acquisition date; (ii) a fourth quarter of 1996 charge of $3.4 million for restructuring the Company's operations following the Barnes-Hind Acquisition;
(iii) a non-cash increase in cost of goods sold of $14.1 million in the fourth quarter of 1996 and $13.1 million in the first quarter of 1997, respectively, relating to the amortization of Barnes-Hind purchased inventory step-up to fair value at the acquisition date; and (iv) pre-tax extraordinary losses relating to the extinguishment of debt of $2.8 million and $7.4 million in the fourth quarter of 1996 and the first quarter of 1997, respectively.

  In connection with the Barnes-Hind Acquisition, the Company entered into a voluntary consent order with the Federal Trade Commission which provides, among other things, that the Company must divest Barnes-Hind's U.S. Natural Touch product line. On March 17, 1997, the Company completed the sale of the product line for which, under the agreement, it received aggregate consideration of $7.5 million, consisting of $3.0 million in cash and a four-year $4.5 million promissory note. As part of the agreement, the Company entered into a supply agreement pursuant to which the Company will supply the purchaser with Natural Touch lenses for sale in the United States.

THE OFFERING

  On February 19, 1997, the Company completed an initial public offering of 2.5 million shares of common stock at a price of $15.00 per share (the "IPO"), and on March 20, 1997 the Company sold an additional 321,000 shares at $15.00 per share upon the exercise by the underwriters of an over-allotment option granted by the Company in connection with the IPO (the IPO and the over-allotment are collectively referred to herein as the "Offering").

  Prior to the IPO, the Company had two classes of issued and outstanding stock, the Class L common stock, (the "Class L Common") and the common stock, which were identical except that each share of Class L Common was entitled to a preferential payment (the "Preference Amount") upon any distribution by the Company to holders of its capital stock (whether by dividend, liquidating distribution or otherwise) equal to the original cost of such share ($17.41) plus an amount which accrued on a daily basis at a rate of 12.5% per annum on such cost and on the amount so accrued in prior quarters. As of February 12, 1997, the Preference Amount was $21.24 per share of Class L Common issued at the time of the Wesley Jessen Acquisition. Prior to the completion of the IPO, all of the outstanding shares of Class L Common were reclassified pursuant to the terms of the Company's amended and restated Certificate of Incorporation into shares of common stock and a 3.133-for-one stock split was effected as to all of the then outstanding shares of common stock. In connection with the Reclassification (prior to the Split), each outstanding share of Class L Common was reclassified into one share of common stock plus an additional number of shares having a value, based on the Offering price, equal to the Preference Amount as of February 12, 1997. An aggregate of 1,460,517 shares of common stock was issued in exchange for the outstanding shares of Class L Common in connection with the Reclassification. Fractional shares otherwise issuable as a result of the Reclassification and Split were rounded to the nearest whole dollar.

  In connection with the IPO, the Company incurred an extraordinary charge for debt extinguishment costs of $7.4 million ($4.9 million, net of income tax benefits), relating to the write-off of capitalized financing fees incurred in connection with the Barnes-Hind Acquisition financing. Additionally, the Company incurred and capitalized financing fees of $2.5 million, which will be amortized over 60 months.

  Interest expense reductions as if the IPO had occurred at January 1, 1996 are reflected in the Company's unaudited As Adjusted financial data. See "Results of Operations". While the Company believes that this interest expense will not recur, there can be no assurance that the Company's interest expense will not increase in future periods either as a result of increased borrowings or higher interest rates.

RESULTS OF OPERATIONS

  The unaudited As Adjusted results of operations for the Company are set out below, giving effect to the following:

    For the three months ended March 29, 1997, adjustments have been made to
  (i) eliminate the non-cash increase in cost of goods sold of $13.1 million relating to the amortization of Barnes-Hind purchased inventory step-up to fair value at the October 1996 acquisition date; (ii) exclude $0.8 million of nonrecurring transitional administrative expenses incurred at the Barnes-Hind corporate facility in Sunnyvale, California; (iii) reflect the $0.4 million pro forma reduction in interest expense resulting from the refinancing of the 1996 Credit Agreement and the use of the net proceeds of the IPO to repay outstanding debt; (iv) eliminate the $4.9 million extraordinary write-off of capitalized financing fees, net of tax; and (v) reflect the As Adjusted income tax expense resulting from the preceding adjustments to an effective income tax rate of 34%.

    For the three months ended March 31, 1996, adjustments have been made to reflect (i) the Barnes-Hind Acquisition as though the acquisition had taken place January 1, 1996; (ii) the March 1997 divestiture of the U.S. Natural Touch product line; (iii) the elimination of the non-cash increase in cost of goods sold of $6.0 million relating to the amortization of Wesley Jessen purchased inventory step-up to fair value at the June 1995 acquisition date; (iv) the refinancing of the Company's 1996 Credit Agreement; and (v) the use of the net proceeds of the IPO to repay outstanding debt.

                    AS ADJUSTED STATEMENT OF OPERATIONS DATA
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

                                                         THREE MONTHS ENDED
                                                        ----------------------
                                                        MARCH 29,   MARCH 31,
                                                           1997        1996
                                                        ----------  ----------
Statement of Operations Data:
  Net sales............................................    $64,071     $61,733
  Operating costs and expenses:
    Cost of goods sold.................................     21,870      22,666
    Marketing and administrative.......................     32,505      29,818
    Research and development...........................      3,021       3,216
    Amortization of negative goodwill..................       (196)       (196)
                                                        ----------  ----------
    Income from operations.............................      6,871       6,229
  Other expense--
   Interest expense, net...............................      1,449       1,438
                                                        ----------  ----------
  Income before income taxes...........................      5,422       4,791
  Income tax expense...................................     (1,843)     (1,629)
                                                        ----------  ----------
  Net income...........................................    $ 3,579     $ 3,162
Other Data:
  Net income per common and common share equivalent....    $  0.18     $  0.16
                                                        ==========  ==========
  Weighted average shares used in computation of net
   income per common and common share equivalent....... 19,352,554  19,352,554
                                                        ==========  ==========

 As Adjusted Three Months Ended March 29, 1997 Compared to As Adjusted Three Months Ended March 31, 1996

  Net sales for the three months ended March 29, 1997 increased $2.4 million, or 3.8%, to $64.1 million from $61.7 million for the three months ended March 31, 1996. This increase resulted primarily from 33.3% growth in sales of the Company's disposable and planned replacement contact lenses, from $15.7 million to $20.9 million, partially offset by decreases in the conventional lens product lines. Sales of disposable and planned replacement contact lenses grew 42.5% in the U.S. and 25.6% internationally. Total sales in North America remained relatively flat, while total sales in the rest of the world grew 7.5% from $25.5 million to $27.4 million.

  Gross profit for the three months ended March 29, 1997 increased $3.1 million, or 8.0%, to $42.2 million from $39.1 million in the comparable 1996 period. Gross profit margin increased to 65.9% for the three months ended March 29, 1997 from 63.3% in the comparable period. This improvement reflects cost savings that resulted from improved plant utilization and other operating efficiencies.

  Marketing and administrative expenses for the three months ended March 29, 1997 increased by $2.7 million, or 9.0%, to $32.5 million from $29.8 million for the three months ended March 31, 1996. As a percentage of net sales, marketing and administrative expenses increased to 50.7% in the 1997 period from 48.3% in the 1996 period. This increase is largely due primarily to higher promotional spending and performance related compensation expenses.

  Research and development expenses for the three months ended March 29, 1997 decreased by $0.2 million, or 6.1%, to $3.0 million from $3.2 million for the three months ended March 31, 1996. As a percentage of net sales, research and development expenses for the three months ended March 29, 1997 decreased to 4.7% from 5.2% in the prior year period. This decrease is due to operational synergies being realized by the Company as a result of the Barnes-Hind Acquisition.

  Income from operations for the three months ended March 29, 1997 increased by $0.6 million to income of $6.9 million from $6.2 million for the three months ended March 31, 1996. This increase resulted from the substantial improvement in the Company's gross margin offset by the increase in marketing and administrative expenses.

  Net income for the three months ended March 29, 1997 increased by $0.4 million to $3.6 million from $3.2 million for the three months ended March 31, 1996. This resulted from improvement in the Company's gross margins, offset by increased spending in marketing and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

  The Company has financed its operations primarily through funds provided from operations and through borrowings under a revolving credit facility. Net cash used in operating activities for the period from January 1, 1997 through March 29, 1997 totaled approximately $7.1 million. This use resulted from increases in accounts receivable along with payments made relating to (i) the prior year's performance related compensation; (ii) integration costs relating to the Barnes-Hind Acquisition; and (iii) income taxes, partially offset by increases in accounts payable. For the three months ended March 31, 1996, the Company generated approximately $5.0 million in cash from operating activities, primarily as a result of improvements in profitability, decreases in inventories and increases in accrued liabilities, offset by decreases in accounts payable. Since December 31, 1996, the Company has reduced its long-term debt by $27.9 million, due entirely to the proceeds from the IPO.

  For the three months ended March 29, 1997 and March 31, 1996, the Company made capital expenditures of approximately $2.1 million and $0.5 million, respectively. The majority of these capital expenditures were for equipment maintenance and improvement, improvements in information technology, the partial automation of the Company's Southampton, U.K. manufacturing facility and the consolidation of the businesses. The Company has currently budgeted approximately $18.0 million of capital expenditures for 1997 to (i) facilitate the consolidation of the businesses; (ii) complete the installation of the Company's software information system; and (iii) complete the automation of the Company's Southampton manufacturing facility. The Company expects to fund these capital expenditures primarily from cash generated from operating activities and borrowings under its revolving credit facility.

  As a result of the Barnes-Hind Acquisition, the Company expects to incur integration costs of approximately $20.4 million, principally for severance costs and lease expenses on vacated premises through September of 1998. These costs were recorded in connection with the purchase accounting for the Barnes-Hind Acquisition. As of March 29, 1997, the Company has paid $3.7 million of these integration costs.

  As of March 29, 1997, the Company had approximately $30.0 million in borrowing availability under the revolving credit facility portion of the 1997 Credit Agreement. Management believes that, based on current levels of operations and anticipated internal growth, cash flow from operations, potential borrowings available under the 1997 Credit Agreement and available cash on hand at March 29, 1997 of $7.2 million, will be adequate over the next twelve months to make required payments of principal and interest on the Company's indebtedness, to fund anticipated capital expenditures and working capital requirements, to support the aforementioned integration costs, and to enable the Company and its subsidiaries to comply with the terms of their debt agreements. However, actual capital requirements may change, particularly as a result of any acquisitions which the Company may pursue. The ability of the Company to meet its debt service obligations and reduce its total debt will be dependent upon the future performance of the Company and its subsidiaries which, in turn, will be subject to general economic conditions and to financial, business and other factors, including factors beyond the Company's control.

  A portion of the debt of the Company bears interest at floating rates; therefore, the Company's financial condition is and will continue to be affected by changes in prevailing interest rates. In December of 1996, the Company purchased an interest rate cap on $35.0 million notional principal amount at a fixed rate of 8.5%, which expires on December 31, 1999. The cap is intended to provide partial protection from exposure relating to the Company's variable rate debt instruments in the event of higher interest rates.

  More than 42% of the Company's net sales for the three months ended March 29, 1997 were to international customers and the Company expects that sales to international customers will continue to represent a material portion of its net sales. Historically, fluctuations in foreign currency exchange rates have not had a material affect on the Company's results of operations and the Company does not expect such fluctuations to be material in the foreseeable future.

INFLATION

  Management believes that inflation has not had a material impact on results of operations for the Company during the three months ended March 29, 1997 and March 31, 1996.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

  In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share." This Statement establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock. It simplifies the standards for computing earnings per share previously defined in APB Opinion No. 15, "Earnings per Share", making them comparable to international EPS standards. It replaces the current presentation of primary EPS with a presentation of basic EPS, requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.

  The Statement is effective for financial statements issued for periods ending after December 15, 1997. The Company intends to comply with this requirement for the twelve month period ending December 31, 1997.

                                    PART II

                               OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  Pursuant to Section 228 of the General Corporation Law of the State of Delaware, on January 21, 1997 the stockholders of the Company, by written consent without a meeting, adopted a resolution approving an amendment to the Company's Certificate of Incorporation changing the Company's name from Wesley-Jessen Holding, Inc. to Wesley Jessen VisionCare, Inc.

  Pursuant to Section 228 of the General Corporation Law of the State of Delaware, on February 11, 1997 the stockholders of the Company, by written consent without a meeting, adopted resolutions:

    1. Approving the Amended and Restated Certificate of Incorporation of the Company.

    2. Approving the Amended and Restated By-laws of the Company.

    3. Approving the appointment of Price Waterhouse LLP as the Company's independent public accounting firm.

    4. Approving the form of the Indemnification Agreement for Directors and certain officers of the Company.

    5. Approving the 1997 Stock Incentive Plan.

    6. Approving the Employee Stock Discount Purchase Plan.

    7. Approving the Non-Employee Director Stock Option Plan.

    8. Electing (i) John W. Maki as Class I Director, to serve until the annual meeting of stockholders in 1998; (ii) Adam W. Kirsch and Edward J. Kelley as Class II Directors, to serve until the annual meeting of stockholders in 1999; and (iii) Stephen G. Pagliuca, Kevin J. Ryan and John J. O'Malley as Class III Directors, to serve until the annual meeting of stockholders in 2000.

      Votes cast for the above matters: Common Stock--3,870,000 and Class L Common--321,067.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a) EXHIBITS. The following exhibits are filed herewith and made a part hereof.

      3.1(i)   Amended and Restated Certificate of Incorporation.
      3.1(ii)  Amended and Restated By-laws.
      4.1      Credit Agreement, dated February 19, 1997, among Wesley
               Jessen VisionCare, Inc., Wesley-Jessen Corporation, vari-
               ous lending institutions, and Bankers Trust Company, as
               Agent.
      4.2      Security Agreement, dated as of February 19, 1997, among
               Wesley Jessen VisionCare, Inc., Wesley-Jessen Corporation,
               certain other subsidiaries of Wesley Jessen VisionCare,
               Inc. and Bankers Trust Company, as Collateral Agent.
      4.3      Pledge Agreement, dated as of February 19, 1997, by Wesley
               Jessen VisionCare, Inc., Wesley-Jessen Corporation and
               certain other subsidiaries of Wesley Jessen VisionCare,
               Inc. in favor of Bankers Trust Company, as Collateral
               Trustee and Agent.
      4.4      Subsidiary Guaranty, dated as of February 19, 1997, made
               by each subsidiary of Wesley-Jessen Corporation named
               therein and Bankers Trust Company, as Agent.
     10.1      Wesley Jessen VisionCare, Inc. 1997 Stock Incentive Plan.
     10.2      Wesley Jessen VisionCare, Inc. Employee Stock Discount
               Purchase Plan.

     10.3      Wesley Jessen VisionCare, Inc. Non-Employee Director Stock
               Option Plan.
     10.4 Indemnification Agreement, dated as of March 4, 1997 and effective as of February 12, 1997, between Kevin J. Ryan and the Company with an attached schedule listing the other officers and directors who entered into such an agreement.
     10.5 Asset Purchase Agreement, dated as of January 24, 1997, by and among Wesley-Jessen Corporation, PBH, Inc. and The
               Cooper Companies, Inc.
     27.1      Financial Data Schedule.

(b) REPORTS ON FORM 8-K

    NONE.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Wesley Jessen Visioncare, Inc.

                                                  /s/ Edward J. Kelley
                                          By: _________________________________
                                             Edward J. Kelley (Duly authorized
                                                officer and Chief Financial
                                                         Officer)

Date: May 13, 1997

                                 EXHIBIT INDEX

  EXHIBIT                                                                  NO.
    NO.                       DESCRIPTION OF DOCUMENT                      PAGE
  -------                     -----------------------                      ----
  3.1(i)   Amended and Restated Certificate of Incorporation.
  3.1(ii)  Amended and Restated By-laws.
  4.1      Credit Agreement, dated February 19, 1997, among Wesley
           Jessen VisionCare, Inc., Wesley-Jessen Corporation, various lending institutions, and Bankers Trust Company, as Agent.
  4.2      Security Agreement, dated as of February 19, 1997, among
           Wesley Jessen VisionCare, Inc., Wesley-Jessen Corporation,
           certain other subsidiaries of Wesley Jessen VisionCare, Inc.
           and Bankers Trust Company, as Collateral Agent.
  4.3      Pledge Agreement, dated as of February 19, 1997, by Wesley
           Jessen VisionCare, Inc., Wesley-Jessen Corporation and cer-
           tain other subsidiaries of Wesley Jessen VisionCare, Inc. in favor of Bankers Trust Company, as Collateral Trustee and
           Agent.
  4.4      Subsidiary Guaranty, dated as of February 19, 1997, made by each subsidiary of Wesley-Jessen Corporation named therein and Bankers Trust Company, as Agent.
 10.1      Wesley Jessen VisionCare, Inc. 1997 Stock Incentive Plan.
 10.2      Wesley Jessen VisionCare, Inc. Employee Stock Discount Pur-
           chase Plan.
 10.3      Wesley Jessen VisionCare, Inc. Non-Employee Director Stock
           Option Plan.
 10.4      Indemnification Agreement, dated as of March 4, 1997 and ef-
           fective as of February 12, 1997, between Kevin J. Ryan and the Company, with an attached schedule listing the other of-
           ficers and directors who entered into such an agreement.
 10.5      Asset Purchase Agreement, dated as of January 24, 1997, by and among Wesley-Jessen Corporation, PBH, Inc. and The Cooper
           Companies, Inc.
 27.1      Financial Data Schedule.