Form 10-Q
period 1997-06-30
WESLEY JESSEN VISIONCARE INC
filed 1997-08-12
CIK 1027584

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

                 For the quarterly period ended June 28, 1997

  [_]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER 0-22033

                        WESLEY JESSEN VISIONCARE, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                               ----------------

               DELAWARE                              36-4023739
    (STATE OR OTHER JURISDICTION OF               (I.R.S. EMPLOYER
    INCORPORATION OR ORGANIZATION)               IDENTIFICATION NO.)

        333 EAST HOWARD AVENUE                       60018-5903
            DES PLAINES, IL                          (ZIP CODE)
    (ADDRESS OF PRINCIPAL EXECUTIVE
               OFFICES)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (847) 294-3000

                               ----------------

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES (X) NO ( )

  As of August 8, 1997, the number of shares of Common Stock of the Registrant outstanding was 17,097,028.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                         WESLEY JESSEN VISIONCARE, INC

                                     INDEX

                                                                         PAGE
                                                                          NO.
                                                                        -------
 PART I     FINANCIAL INFORMATION
  Item 1    Financial Statements (Unaudited)
            Condensed Consolidated Balance Sheets at December 31,
            1996 and June 28, 1997...................................      2
            Condensed Consolidated Statements of Operations for the
            three months and six months ended June 29, 1996 and June
            28, 1997.................................................      3
            Condensed Consolidated Statements of Cash Flows for the
            six months ended June 29, 1996 and June 28, 1997 ........      4
            Condensed Consolidated Statements of Changes in
            Stockholders' Equity (Deficit) for the period June 29,
            1995 through December 31, 1995, for the year ended
            December 31, 1996 and for the six months ended June 28,
            1997.....................................................      5
            Notes to Condensed Consolidated Financial Statements.....    6 - 11
  Item 2    Management's Discussion and Analysis of Financial
            Condition and Results of Operations......................   12 - 18
 PART II    OTHER INFORMATION
  Item 6    Exhibits and Reports on Form 8-K.........................     19
 Signatures

                                     PART I

                             FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

                         WESLEY JESSEN VISIONCARE, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                                       DECEMBER 31,  JUNE 28,
                        ASSETS                             1996        1997
                        ------                         ------------ -----------
                                                                    (UNAUDITED)
Current assets:
  Cash and cash equivalents...........................   $  7,073    $  3,155
  Accounts receivable--trade, net.....................     38,869      45,699
  Other receivables...................................      5,155       5,172
  Inventories.........................................     69,139      44,602
  Deferred income taxes...............................     20,119      20,119
  Prepaid expenses....................................      9,531       9,856
  Assets held for sale................................      7,500         --
                                                         --------    --------
    Total current assets..............................    157,386     128,603
                                                         --------    --------
Property, plant and equipment, net....................     10,125      17,013
Other assets..........................................      1,346       1,137
Deferred income taxes.................................      4,227      10,786
Notes receivable......................................        --        5,752
Capitalized financing fees, net.......................      7,516       2,340
                                                         --------    --------
    Total assets......................................   $180,600    $165,631
                                                         ========    ========
    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
    ----------------------------------------------
Current liabilities:
  Trade accounts payable..............................   $ 12,434    $  9,473
  Accrued compensation and benefits...................     16,121      13,714
  Accrued advertising.................................      3,751       3,575
  Other accrued liabilities...........................     20,938      16,231
  Transition reserve..................................     18,894      15,011
  Income taxes payable................................      6,989       6,153
  Current portion of long term debt...................        --        5,000
                                                         --------    --------
    Total current liabilities.........................     79,127      69,157
                                                         --------    --------
Negative goodwill, net................................     10,577      10,186
Long term debt........................................    102,975      72,300
Other liabilities.....................................      1,213       1,816
                                                         --------    --------
    Total liabilities.................................    193,892     153,459
                                                         --------    --------
Stockholders' equity (deficit):
  Common stock, $.01 par value, 50,000,000 shares
   authorized, 14,276,028 and 17,097,028 issued and
   outstanding at December 31, 1996 and June 28, 1997,
   respectively.......................................        143         171
  Additional paid in capital..........................      7,654      44,475
  Accumulated deficit.................................    (22,457)    (33,559)
  Cumulative translation adjustment...................      1,368       1,085
                                                         --------    --------
    Total stockholders' equity (deficit)..............    (13,292)     12,172
                                                         --------    --------
    Total liabilities and stockholders' equity
     (deficit)........................................   $180,600    $165,631
                                                         ========    ========

   The accompanying notes are an integral part of these financial statements.

                         WESLEY JESSEN VISIONCARE, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                              THREE MONTHS ENDED         SIX MONTHS ENDED
                            ------------------------  ------------------------
                             JUNE 29,     JUNE 28,     JUNE 29,     JUNE 28,
                               1996         1997         1996         1997
                            -----------  -----------  -----------  -----------
                            (UNAUDITED)  (UNAUDITED)  (UNAUDITED)  (UNAUDITED)
Net sales.................  $    32,250  $    72,083  $    62,397  $   136,154
                            -----------  -----------  -----------  -----------
Operating costs and
 expenses:
  Cost of goods sold......        9,973       24,946       18,434       46,816
  Cost of goods sold--
   inventory step-up (Note
   4).....................          673        9,574        6,626       22,666
  Marketing and
   administrative.........       16,144       34,307       32,664       67,563
  Research and
   development............        1,031        2,742        2,305        5,763
  Amortization of negative
   goodwill...............         (196)        (196)        (392)        (392)
                            -----------  -----------  -----------  -----------
Income (loss) from
 operations...............        4,625          710        2,760       (6,262)
Other (income) expense:
  Interest expense, net...          914        1,270        2,010        3,130
  Other income, net.......       (3,500)         --        (3,500)         --
                            -----------  -----------  -----------  -----------
Income (loss) before
 income taxes and
 extraordinary loss.......        7,211         (560)       4,250       (9,392)
Income tax benefit
 (expense)................       (1,232)         189         (726)       3,192
                            -----------  -----------  -----------  -----------
Net income (loss) before
 extraordinary loss.......        5,979         (371)       3,524       (6,200)
Extraordinary loss, net of
 related tax benefit
 of $2,526................          --           --           --        (4,902)
                            -----------  -----------  -----------  -----------
Net income (loss).........  $     5,979  $      (371) $     3,524  $   (11,102)
                            ===========  ===========  ===========  ===========
Primary net loss per
 common share (Note 2):
  Net loss ...............               $     (0.02)
                                         ===========
  Weighted average common
   shares used in
   computation of primary
   net loss per common
   share..................                17,097,028
                                         ===========
Pro forma primary net
 income (loss) per common
 share (Note 2):
  Net income (loss) before
   extraordinary loss.....  $      0.41               $      0.24  $     (0.38)
                            ===========               ===========  ===========
  Extraordinary loss, net
   of tax benefit.........  $       --                $       --   $     (0.30)
                            ===========               ===========  ===========
  Net income (loss).......  $      0.41               $      0.24  $     (0.68)
                            ===========               ===========  ===========
  Weighted average common
   shares used in
   computation of pro
   forma primary net
   income (loss) per
   common share...........   14,637,984                14,637,984   16,272,793
                            ===========               ===========  ===========
Pro forma fully diluted
 net income per common and
 common equivalent share
 (Note 2):
  Net income..............  $      0.36               $      0.21
                            ===========               ===========
  Weighted average common
   shares used in
   computation of pro
   forma fully diluted net
   income per common
   share..................   16,522,016                16,522,016
                            ===========               ===========

   The accompanying notes are an integral part of these financial statements.

                         WESLEY JESSEN VISIONCARE, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                           SIX MONTHS ENDED
                                                        -----------------------
                                                         JUNE 29,    JUNE 28,
                                                           1996        1997
                                                        ----------- -----------
                                                        (UNAUDITED) (UNAUDITED)
Cash flows provided by (used in) operating activities:
  Net income (loss)....................................  $  3,524    $ (11,102)
  Adjustments to reconcile net income (loss) to net
   cash provided by (used in) operating activities:
    Extraordinary loss on early extinguishment of debt.       --         7,428
    Depreciation expense...............................        45          353
    Purchased inventory step-up........................     6,626       22,666
    Amortization of capitalized financing fees.........       291          243
    Amortization of negative goodwill..................      (392)        (392)
    Deferred income taxes..............................      (657)      (6,559)
    Other..............................................       --           (83)
  Changes in balance sheet items
    Accounts receivable--trade, net....................    (2,566)      (6,830)
    Other receivables..................................       475          (17)
    Inventories........................................     6,828        1,871
    Prepaid expenses...................................      (937)        (325)
    Other assets.......................................       --           209
    Notes receivable...................................       --        (1,252)
    Trade accounts payable.............................    (1,824)      (2,961)
    Accrued liabilities................................    (1,835)     (11,172)
    Other liabilities..................................       --           603
    Income taxes payable...............................       747         (836)
                                                         --------    ---------
      Cash provided by (used in) operating activities..    10,325       (8,156)
                                                         --------    ---------
Cash flows used in investing activities:
  Proceeds from Natural Touch sale.....................       --         3,000
  Capital expenditures.................................    (1,527)      (7,241)
                                                         --------    ---------
      Cash used in investing activities................    (1,527)      (4,241)
                                                         --------    ---------
Cash flows provided by (used in) financing activities:
  Issuance of common stock.............................        83       36,849
  Proceeds from long term debt.........................       --        84,000
  Payment of financing fees............................       --        (2,495)
  Payments of long term debt...........................   (10,500)    (109,875)
                                                         --------    ---------
      Cash provided by (used in) financing activities..   (10,417)       8,479
                                                         --------    ---------
  Net increase (decrease) in cash and cash equivalents.    (1,619)      (3,918)
Cash and cash equivalents:
  Beginning of period..................................     2,522        7,073
                                                         --------    ---------
  End of period........................................  $    903    $   3,155
                                                         ========    =========
Supplemental disclosure of cash flow information
  Cash paid during the period for interest.............  $  2,075    $   3,589
                                                         ========    =========
  Cash paid during the period for taxes, net...........  $    641    $   3,032
                                                         ========    =========

   The accompanying notes are an integral part of these financial statements.

                         WESLEY JESSEN VISIONCARE, INC.

 CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                              CLASS L                                                              TOTAL
                           COMMON STOCK      COMMON STOCK    ADDITIONAL             CUMULATIVE  STOCKHOLDERS
                          ---------------- -----------------  PAID IN   ACCUMULATED TRANSLATION    EQUITY
                           SHARES   AMOUNT   SHARES   AMOUNT  CAPITAL     DEFICIT   ADJUSTMENT    (DEFICIT)
                          --------  ------ ---------- ------ ---------- ----------- ----------- ------------
Balance at June 29,
 1995...................       --    $--          --   $--    $   --     $    --      $  --       $    --
Issuance of stock.......   429,177      4   3,862,604    39     7,739         --         --          7,782
Stock subscription
 receivable.............       --     --          --     (1)     (256)        --         --           (257)
Net loss................       --     --          --    --        --      (19,715)       --        (19,715)
                          --------   ----  ----------  ----   -------    --------     ------      --------
Balance at December 31,
 1995...................   429,177      4   3,862,604    38     7,483     (19,715)       --        (12,190)
Issuance of stock.......       823    --        7,396   --         15         --         --             15
Stock subscription
 receivable.............       --     --          --      1       256         --         --            257
Currency translation
 adjustment.............       --     --          --    --        --          --       1,368         1,368
Net loss................       --     --          --    --        --       (2,742)       --         (2,742)
Exchange of stock.......  (108,933)    (1)    220,582     2       --          --         --              1
Retroactive effect of
 February 12, 1997
Class L Common Stock
 Reclassification.......  (321,067)    (3)  1,460,517    15       --          --         --             12
Retroactive effect of
 February 12, 1997
Common Stock split......       --     --    8,724,929    87      (100)        --         --            (13)
                          --------   ----  ----------  ----   -------    --------     ------      --------
Balance at December 31,
 1996...................       --     --   14,276,028   143     7,654     (22,457)     1,368       (13,292)
Issuance of stock
 (unaudited)............       --     --    2,821,000    28    36,564         --         --         36,592
Stock compensation
 (unaudited)............       --     --          --    --        257         --         --            257
Currency translation
 adjustment (unaudited).       --     --          --    --        --          --        (283)         (283)
Net loss (unaudited)....       --     --          --    --        --      (11,102)       --        (11,102)
                          --------   ----  ----------  ----   -------    --------     ------      --------
Balance at June 28, 1997
 (unaudited)............       --     --   17,097,028  $171   $44,475    $(33,559)    $1,085      $ 12,172
                          ========   ====  ==========  ====   =======    ========     ======      ========


   The accompanying notes are an integral part of these financial statements

                        WESLEY JESSEN VISIONCARE, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

 Description of business

  The Company's primary business activity is the research, development, manufacture, marketing and sale of conventional and disposable soft contact lenses in the United States and certain other countries. The Company is headquartered in Des Plaines, Illinois and operates in one business segment.

 Basis of presentation

  The consolidated financial statements of the Company include the accounts of Wesley Jessen VisionCare, Inc. (formerly known as Wesley-Jessen Holding, Inc.) its wholly owned subsidiary, Wesley-Jessen Corporation, and Wesley-Jessen Corporation's wholly owned subsidiaries (collectively, the "Company"). All significant intercompany transactions have been eliminated.

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

 The IPO

  In February 1997, the Company completed an initial public offering of 2,821,000 shares of common stock at a price of $15.00 per share (the "IPO"). Additionally, the Company refinanced its remaining bank indebtedness through borrowings under a new credit agreement (the "Bank Credit Agreement"). The IPO and the refinancing are collectively referred to herein as the "IPO Transactions".

  Prior to the IPO, the Company had two classes of issued and outstanding stock, the Class L common stock (the "Class L Common") and the common stock, which were identical except that each share of Class L Common was entitled to a preferential payment (the "Preference Amount") upon any distribution by the Company to holders of its capital stock (whether by dividend, liquidating distribution or otherwise) equal to the original cost of such share ($17.41) plus an amount which accrued on a daily basis at a rate of 12.5% per annum on such cost and on the amount so accrued in prior quarters. As of February 12, 1997, the Preference Amount was $21.24 per share of Class L Common issued at the time of the Wesley Jessen Acquisition. Prior to the completion of the IPO, all of the outstanding shares of Class L Common were reclassified pursuant to the terms of the Company's amended and restated Certificate of Incorporation into shares of common stock (the "Reclassification") and a 3.133-for-one stock split was effected as to all of the then outstanding shares of common stock (the "Split"). In connection with the Reclassification (prior to the Split), each outstanding share of Class L Common was reclassified into one share of common stock plus an additional number of shares having a value, based on the offering price, equal to the Preference Amount as of February 12, 1997. For balance sheet presentation purposes the Reclassification and the Split have been given effect as if they had occurred on December 31, 1996 and all share and per share data have been restated.

                        WESLEY JESSEN VISIONCARE, INC.

                                  (UNAUDITED)

 The Offering

  On July 31, 1997, the Company filed with the Securities and Exchange Commission (the "SEC") a Form S-1 registration statement relating to a proposed public offering of 4.0 million shares of Common Stock (the "Offering"). Of the 4.0 million shares, 0.5 million shares will be offered by the Company and the remaining 3.5 million will be offered by certain selling stockholders. Certain selling stockholders have granted the underwriters a 30-day option to purchase up to 0.6 million additional shares solely to cover any over-allotments.

  Net proceeds to be received by the Company, after deducting the underwriting discounts and commissions and estimated offering expenses payable by the Company, will be used to repay the "Pilkington Note" (Note 6) and to reduce the Company's indebtedness under the current Bank Credit Agreement. The Company expects that the Offering will be completed in the third quarter of 1997.

2. NET INCOME (LOSS) PER SHARE

  Pro forma primary and fully diluted net income (loss) per share were calculated by dividing net income (loss) by the pro forma weighted average common and common equivalent shares outstanding after giving retroactive effect to the Wesley Jessen Acquisition, the Reclassification and the Split. In addition, in accordance with the Securities and Exchange Commission Staff Accounting Bulletin No. 83, using the treasury stock method, 361,956 shares have been included in the calculation of common stock equivalent shares for pro forma primary net income (loss) per share as if they were outstanding for the three and six months ended June 29, 1996. For purposes of pro forma fully diluted net income per share, all share options with exercise prices below the initial public offering price have been included, using the treasury stock method. Fully diluted per share amounts are not applicable for loss periods.

  Primary net loss per share for the three months ended June 28, 1997 has been calculated by dividing the net loss by the weighted average common shares outstanding for the period. Common share equivalents have been excluded because their effect is not dilutive.

  The net proceeds from the IPO were used to retire indebtedness existing under the Company's bank credit agreement (Note 6). Supplemental pro forma net loss per share is ($0.63) for the six months ended June 28, 1997; the number of shares of common stock whose proceeds are deemed to be used to retire debt is 2,821,000. This calculation assumes the debt retirement had taken place at the later of the beginning of the respective period or the issuance of the debt. The amount of interest expense eliminated, net of income tax effects, is $0.3 million for the six months ended June 28, 1997.

3. ACQUISITIONS

  Effective June 29, 1995, Wesley-Jessen Corporation completed the acquisition (the "Wesley Jessen Acquisition" ) of the Wesley-Jessen contact lens business of Schering-Plough Corporation for a total purchase price of $76.6 million, consisting of cash paid of $47.0 million and liabilities assumed of $29.6 million. The Wesley Jessen Acquisition was financed by $43.0 million of bank debt and $7.5 million of proceeds from the issuance of the Company's common stock.

  On October 2, 1996, the Company acquired the contact lens business of the Barnes-Hind division of Pilkington plc ("the Barnes-Hind Acquisition"). Aggregate consideration of $62.4 million for the acquisition was comprised of $57.4 million in cash and a $5.0 million subordinated promissory note (Note
6). In addition, the Company assumed liabilities of $55.3 million and paid acquisition related fees of $2.9 million. The cash portion of the purchase was financed by the proceeds from the Barnes-Hind Acquisition Financing (Note 6). The purchase method of accounting was used to record the acquisition. The financial statements presented herein

                         WESLEY JESSEN VISIONCARE, INC.

                                  (UNAUDITED)
reflect the allocation of the purchase price to the acquired assets and liabilities based on their estimated fair values. The results of the operations of the acquired company have been included in the results of operations of the Company since the acquisition date.

  Based upon preliminary purchase accounting, no significant goodwill or negative goodwill arose from the Barnes-Hind Acquisition. In July 1997, the Company negotiated a purchase price reduction of $1.6 million with Pilkington based upon specific net current asset measures as of the closing date of the acquisition. Additionally, certain pension valuations associated with the Barnes-Hind employees are expected to be completed in the third quarter of 1997. Management also is finalizing the operational details and related cost estimates of its plans to integrate Barnes-Hind operations and expects to complete this process by October 1997. Preliminary management estimates indicate that the final Barnes-Hind purchase accounting could result in recognition of negative goodwill ranging from $3.0 to $9.0 million, which would be amortized to income over a period of up to 15 years.

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

  On July 31, 1997, the purchaser made a voluntary prepayment of $3.0 million plus accrued interest on the promissory note.

 Pro forma results

  The unaudited pro forma results of the operations of the Company for the six months ended June 29, 1996 are set forth below, giving pro forma effect to the following: (i) the Barnes-Hind Acquisition; (ii) the Barnes-Hind Acquisition Financing described in Note 6; (iii) the estimated recurring cost savings to the Company from facilities and personnel rationalizations; (iv) elimination of non-recurring increases to cost of goods sold as a result of applying purchase accounting to inventories following the Wesley Jessen Acquisition and the Barnes-Hind Acquisition; (v) the divestiture of Barnes-Hind's U.S. Natural Touch product line; and (vi) adjusting the income tax (expense) benefit to an assumed effective rate of 34%, each as if the transactions had occurred as of January 1, 1996 (in thousands, except share and per share data):

                                                              SIX MONTHS ENDED
                                                               JUNE 29, 1996
                                                              ----------------
      Net sales..............................................    $  125,465
                                                                 ==========
      Net income.............................................    $    8,778
                                                                 ==========
      Pro forma net income per common and common equivalent
       share.................................................    $     0.53
                                                                 ==========
      Weighted average shares used in computation of pro
       forma income per common and common equivalent share...    16,522,016
                                                                 ==========

  The pro forma results are not necessarily indicative of what actually would have occurred if the Barnes-Hind Acquisition had been in effect for the period presented and are not intended to be a projection of future results,

                         WESLEY JESSEN VISIONCARE, INC.

                                  (UNAUDITED)
which are dependent on the ability of the Company to accomplish its objectives in connection with the Barnes-Hind Acquisition. The future success of the Barnes-Hind Acquisition and its effect on the financial operating results of the Company will depend in large part on the ability of management to integrate the Barnes-Hind manufacturing, sales and marketing and administrative functions into the Wesley Jessen operations and achieve the cost savings expected to result from the acquisition-integration measures adopted by the Company.

4. COMPONENTS OF CERTAIN BALANCE SHEET ACCOUNTS

 Accounts receivable-trade, net

  Accounts receivable-trade, net consist of the following (in thousands):

                                                          DECEMBER 31, JUNE 28,
                                                              1996       1997
                                                          ------------ --------
      Accounts receivable--trade.........................   $ 56,480   $63,694
      Less allowances:
        Doubtful accounts................................     (6,989)   (8,007)
        Sales returns and adjustments....................    (10,622)   (9,988)
                                                            --------   -------
      Accounts receivable--trade, net....................   $ 38,869   $45,699
                                                            ========   =======

 Inventories

  Inventories consist of the following (in thousands):

                                                           DECEMBER 31, JUNE 28,
                                                               1996       1997
                                                           ------------ --------
      Raw materials.......................................   $ 6,073    $ 4,839
      Work-in-process.....................................     8,958      7,232
      Finished goods......................................    54,108     32,531
                                                             -------    -------
        Total.............................................   $69,139    $44,602
                                                             =======    =======

  In connection with the Wesley Jessen Acquisition and the Barnes-Hind Acquisition, under the purchase method of accounting, the Company's total inventories were written up $40.6 million and $36.7 million, respectively, to fair value at the date of acquisition. Of these amounts, $9.6 million, $0.7 million, $22.7 million and $6.6 million were charged to cost of goods sold during the three months ended June 28, 1997 and June 29, 1996 and the six months ended June 28, 1997 and June 29, 1996, respectively.

 Property, plant and equipment, net

  Property, plant and equipment, net, consists of the following (in thousands):

                                                                         JUNE
                                                           DECEMBER 31,   28,
                                                               1996      1997
                                                           ------------ -------
      Building and improvements...........................   $ 1,230    $ 4,119
      Machinery, equipment, furniture and fixtures........     6,257      9,464
      Construction-in-progress............................     3,034      4,179
                                                             -------    -------
                                                              10,521     17,762
      Less: accumulated depreciation......................      (396)      (749)
                                                             -------    -------
      Property, plant and equipment, net..................   $10,125    $17,013
                                                             =======    =======

                         WESLEY JESSEN VISIONCARE, INC.

                                  (UNAUDITED)

5. TRANSITION AND RESTRUCTURING RESERVES

  In connection with the Barnes-Hind Acquisition, management approved a transition plan to integrate the acquired operations, for which an accrual of $20.4 million (transition reserve) was established in purchase accounting. Costs associated with the transition plan are comprised of facility and employee termination costs related to the closure of the Barnes-Hind corporate offices in Sunnyvale, California to be completed during the third quarter of 1997. In addition, management plans to curtail certain manufacturing activities in San Diego, California which will include reductions in both manufacturing and administrative functions. These activities will be transferred to other Company locations. Payments related to the transition for the six months ended June 28, 1997 are as follows (in thousands):

                                    EMPLOYEE    LEASE      FACILITY
                                    RELATED  TERMINATION RESTORATION &
                                     COSTS      COSTS     OTHER COSTS   TOTAL
                                    -------- ----------- ------------- -------
      Transition reserve at
       December 31, 1996........... $15,623    $2,020       $1,251     $18,894
      Charges against the reserve..   3,097       544          242       3,883
                                    -------    ------       ------     -------
      Transition reserve at June
       28, 1997.................... $12,526    $1,476       $1,009     $15,011
                                    =======    ======       ======     =======

  In addition to the transition plan, the Company committed to a plan to restructure the Wesley Jessen operations following the Barnes-Hind Acquisition, resulting in a charge of $3.4 million in the fourth quarter of 1996 (restructuring reserve). Pursuant to the restructuring plan, the Chicago distribution facilities will be consolidated with those in Des Plaines, Illinois in September 1997. The restructuring reserve, totaling $2.6 million at June 28, 1997, consists of costs related to the shutdown of the Chicago distribution facility and employee termination, lease termination and other restructuring costs associated with consolidation of the Company's European facilities with those facilities acquired in the Barnes-Hind Acquisition. Usage of the restructuring reserve for the six months ended June 28, 1997 is as follows (in thousands):

                                         EMPLOYEE    LEASE
                                         RELATED  TERMINATION
                                          COSTS      COSTS    OTHER COSTS TOTAL
                                         -------- ----------- ----------- ------
      Restructuring reserve at December
       31, 1996........................    $813      $897       $1,690    $3,400
      Charges against the reserve......     295         5          518       818
                                           ----      ----       ------    ------
      Restructuring reserve at June 28,
       1997............................    $518      $892       $1,172    $2,582
                                           ====      ====       ======    ======

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

  Additionally, as part of the consideration paid for the Barnes-Hind Acquisition, the Company entered into a $5.0 million promissory note with Pilkington plc (the "Pilkington Note") which bears interest at 8.0%

                        WESLEY JESSEN VISIONCARE, INC.

                                  (UNAUDITED)
compounded annually and payable at maturity. The note matures on February 1, 2005, subject to certain acceleration provisions. The Pilkington Note is subordinate to all current and long term debt of the Company. In July 1997, the note was reduced by $1.6 million.

 Initial Public Offering Refinancing

  On February 19, 1997, in connection with the IPO, the Company replaced its long term borrowing arrangements with the following credit facilities (the "Bank Credit Agreement"):

  $35 million revolving loan facility due February 19, 2002
  $65 million Term Loan A due February 19, 2002

  In connection with the refinancing, the Company recognized an extraordinary loss of $7.4 million ($4.9 million, net of income tax benefits), relating to the write-off of capitalized financing fees incurred in connection with the Barnes-Hind Acquisition Financing. Additionally, the Company incurred and capitalized financing fees of approximately $2.5 million, which will be amortized over the term of the Bank Credit Agreement.

  Amounts borrowed under the Bank Credit Agreement bear interest at either Base Rate (higher of (i) 0.5% in excess of the Federal Reserve reported adjusted certificate of deposit rate and (ii) the lender's prime lending rate plus a margin up to 0.75% based on leverage ratios calculated as of certain dates) or the Eurodollar Rate as determined by the lenders plus a margin of 0.75% to 1.75% based on leverage ratios calculated as of certain dates as defined in the credit agreement and the type of loan. Additionally, the Company is required to pay a commitment fee on the unutilized revolving loan commitments ranging from 0.30% to 0.50% based on leverage ratios calculated as of certain dates. The unutilized portion of the revolving credit facilities at June 28, 1997 was $28.0 million. The credit facilities are guaranteed by each of its domestic subsidiaries and secured by essentially all assets of the domestic subsidiaries.

  The Bank Credit Agreement contains a number of covenants restricting the Company and its subsidiaries with respect to the incurrence of indebtedness, the creation of liens, the consummation of certain transactions such as sales of substantial assets, mergers or consolidations, the making of certain investments, capital expenditures, and payment of dividends. In addition, the Company is required to maintain certain financial covenants and ratios.

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

7. RELATED PARTY TRANSACTION

  On May 7, 1997, Wesley Jessen Corporation, a wholly owned subsidiary of the Company, loaned the Company's Chief Executive Officer ("CEO") $1.2 million, in exchange for an unsecured promissory note bearing interest at the rate of 8%, interest payable quarterly. The note is due at the earlier of (i) May 9, 2002,
(ii) the date the CEO ceases to be employed by the Company, or (iii) the date the CEO disposes of any of his common stock holdings in the company. In connection with the Offering (Note 1), the Company has waived the requirements that Mr. Ryan repay such loan pursuant to clause (iii) above.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following management's discussion and analysis provides information with respect to the results of operations of the Company for the three months and the six months ended June 29, 1996 and June 28, 1997. The Company completed the Wesley Jessen Acquisition on June 29, 1995, the Barnes-Hind Acquisition on October 2, 1996 and the initial public offering ("IPO") on February 19, 1997. The Acquisitions were accounted for under the purchase method of accounting. Because of the revaluation of the assets and liabilities of Wesley Jessen and Barnes-Hind and the related effects on costs of sales and expenses, the historical financial statements for the periods discussed are not directly comparable. For comparative purposes, the combined results of operations of the Company and Barnes-Hind for the three months and the six months ended June 29, 1996 and June 28, 1997 have been restated on a "pro forma" basis as if the Barnes-Hind Acquisition and the IPO had occurred on January 1, 1996. See "Results of Operations".

OVERVIEW

  Wesley Jessen is the leading worldwide developer, manufacturer and marketer of specialty soft contact lenses, based on its share of the specialty lens market. The Company's products include cosmetic lenses, which change or enhance the wearer's eye color appearance; toric lenses, which correct vision for people with astigmatism; and premium lenses, which offer value-added features such as improved comfort for dry eyes and protection from UV light. Founded in 1946 by pioneers in the contact lens industry, the Company has a long-standing reputation for innovation and new product introductions. Wesley Jessen develops proprietary technologies, manufacturing processes and products through a combination of its in-house staff of more than 50 engineers and scientists and Company-sponsored research by third-party experts. The Company markets and sells its products to consumers through the second largest advertising campaign in the industry and to eyecare practitioners through its 190-person salesforce and network of 67 independent distributors, which together sell the Company's products in more than 75 countries.

WESLEY JENSEN ACQUISITION

  Effective June 29, 1995, Wesley Jessen Corporation completed the acquisition (the "Wesley Jessen Acquisition") of the Wesley-Jessen contact lens business (the Predecessor) of Schering-Plough Corporation. As a result of the Wesley Jessen Acquisition, Wesley-Jessen Corporation acquired certain assets from Schering-Plough, assumed certain liabilities of the Predecessor, and paid certain acquisition costs directly attributable to the Wesley Jessen Acquisition. The Wesley Jessen Acquisition was completed for a total purchase price of $76.6 million, consisting of cash paid of $47.0 million and liabilities assumed of $29.6 million. The Wesley Jessen Acquisition was financed by $43.0 million of bank debt and $7.5 million of proceeds from the issuance of the Company's common stock.

BARNES-HIND ACQUISITION

  On October 2, 1996, the Company acquired substantially all the assets and assumed certain liabilities of the Barnes-Hind division of Pilkington plc (the "Barnes-Hind Acquisition"). The purchase price in the Barnes-Hind Acquisition of approximately $62.4 million (plus related acquisition and financing fees of $10.7 million) was funded with approximately $68.1 million of borrowings under the then existing $140.0 million credit agreement and the $5.0 million Pilkington Note. In connection with the Barnes-Hind Acquisition, the Company borrowed an additional $28.5 million to repay its then outstanding term loans and to fund ongoing working capital needs.

  Based upon preliminary purchase accounting, no significant goodwill or negative goodwill arose from the Barnes-Hind Acquisition. Certain pension valuations associated with the Barnes-Hind employees are expected to be completed in the third quarter of 1997. Management also is finalizing the operational details and related cost estimates of its plans to integrate Barnes-Hind operations and expects to complete this process by October 1997.

Preliminary management estimates indicate that the final Barnes-Hind purchase accounting could result in recognition of negative goodwill ranging from $3.0 to $9.0 million, which would be amortized to income over a period of up to 15 years.

  In connection with the Barnes-Hind Acquisition, the Company identified significant operating synergies and substantial cost savings opportunities. The Company has completed the majority of its initial cost reduction measures, which are expected to improve the Company's operating results. The Company believes that additional cost savings are available through consolidation of facilities and operating leverage.

  In connection with the Barnes-Hind Acquisition, the Company entered into a voluntary consent order with the Federal Trade Commission which provided, among other things, that the Company must divest Barnes-Hind's U.S. Natural Touch Product Line. On March 17, 1997, the Company completed the sale of the product line for which, under the agreement, it received aggregate consideration of $7.5 million, consisting of $3.0 million in cash and a four-year $4.5 million promissory note. On July 31, 1997, the purchaser made a voluntary prepayment of $3.0 million on the promissory note. As part of the agreement, the Company entered into a supply agreement pursuant to which the Company will supply the purchaser with Natural Touch lenses for sale in the United States.

THE IPO

  In February 1997, the Company consumated an IPO of its Common Stock, which included the sale by the Company of 2,821,000 shares of Common Stock at an initial public offering price of $15.00 per share.

  In connection with the IPO, the Company incurred a non-recurring charge for extraordinary debt extinguishment costs of $7.4 million ($4.9 million, net of income tax benefits) related to the write-off of capitalized financing fees incurred in connection with the Barnes-Hind Acquisition financing. Additionally, the Company incurred and capitalized financing fees of $2.5 million, which are being amortized over 60 months.

  Interest expense reductions as if the IPO had occurred on January 1, 1996 are reflected in the Company's pro forma financial data. See "Results of Operations." While the Company believes that this interest expense will not recur, there can be no assurance that the Company's interest expense will not increase in future periods either as a result of increased borrowings or higher interest rates.

THE OFFERING

  On July 31, 1997, the Company filed with the Securities and Exchange Commission (the "SEC") a Form S-1 registration statement relating to a proposed public offering of 4.0 million shares of Common Stock (the "Offering"). Of the
4.0 million shares, 0.5 million shares will be offered by the Company and the remaining 3.5 million will be offered by certain selling stockholders. Certain selling stockholders have granted the underwriters a 30-day option to purchase up to 0.6 million additional shares solely to cover any over-allotments.

  Net proceeds to be received by the Company, after deducting the underwriting discounts and commissions and estimated offering expenses payable by the Company, will be used to repay the Pilkington Note and to reduce the Company's indebtedness under the current Bank Credit Agreement. The Company expects that the Offering will be completed in the third quarter of 1997.

RESULTS OF OPERATIONS

  The Company was established to acquire the Predecessor, which acquisition was effective for accounting purposes on June 29, 1995. Because of the revaluation of the assets and liabilities of the Predecessor and the related impact on cost of sales and expenses, the financial statements for the three months ended June 29, 1996 and for the six months ended June 29, 1996 are not comparable to the financial statements for the three months ended June 28, 1997 and the six months ended June 28, 1997, respectively. In order to facilitate management's discussion of financial results, the following table of pro forma operating data gives effect to the Wesley Jessen Acquisition as if it had occurred on January 1, 1996.

  The Barnes-Hind Acquisition was effective for accounting purposes on October 2, 1996. Because of the revaluation of the assets and liabilities of Barnes-Hind and the related impact on cost of sales and expenses, the historical financial statements for the three months ended June 29, 1996 and the six months ended June 29, 1996 are not comparable to the financial statements for the three months ended June 28, 1997 and the six months ended June 28, 1997, respectively. Accordingly, the following table of pro forma operating income data combines the results of operations for the three months ended June 29, 1996 and June 28, 1997 and the six months ended June 29, 1996 and June 28, 1997 of the Company and Barnes-Hind on a pro forma basis as if the Acquisitions and the IPO had occurred on January 1, 1996.

               UNAUDITED PRO FORMA STATEMENT OF OPERATIONS DATA
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                THREE MONTHS ENDED                SIX MONTHS ENDED
                         --------------------------------  --------------------------------
                         JUNE 28, 1997(A) JUNE 29, 1996(B) JUNE 28, 1997(A) JUNE 29, 1996(B)
                         ---------------- ---------------  ---------------  ---------------
STATEMENT OF OPERATIONS
 DATA:
Net sales...............     $72,083          $63,732         $136,154         $125,465
Operating costs and
 expenses:
  Cost of goods sold....      24,946           24,005           46,816           46,671
  Marketing and
   administrative.......      33,973           28,550           66,478           58,368
  Research and
   development..........       2,742            2,442            5,763            5,658
  Amortization of
   negative goodwill....        (196)            (196)            (392)            (392)
                             -------          -------         --------         --------
  Income from
   operations...........      10,618            8,931           17,489           15,160
Other expense--
  Interest expense, net.       1,316            1,452            2,770            2,890
  Other (income)
   expense, net.........          --           (3,500)              --           (3,500)
                             -------          -------         --------         --------
Income before income
 taxes..................       9,302           10,979           14,719           15,770
Income tax expense......      (3,163)          (3,733)          (5,005)          (5,362)
                             -------          -------         --------         --------
Net income..............     $ 6,139          $ 7,246         $  9,714         $ 10,408
OTHER DATA:
Net income per common
 and common share
 equivalent.............     $  0.32          $  0.37         $   0.50         $   0.54
                             =======          =======         ========         ========
Weighted average shares
 used in computation of
 income per common and
 common equivalent
 share..................      19,401           19,353           19,383           19,353
                             =======          =======         ========         ========

--------
(a) Includes pro forma adjustments to: (i) eliminate the non-recurring impact of the inventory step-up in connection with the Barnes-Hind Acquisition of $9,574 in the three months ended June 28, 1997 and $22,666 in the six months ended June 28, 1997; (ii) exclude non-recurring transitional administrative expenses incurred at the Barnes-Hind corporate facility in Sunnyvale, California, of $334 in the three months ended June 28, 1997 and $1,085 in the six months ended June 28, 1997; (iii) reflect the IPO Transactions as if they had occurred on January 1, 1996; and (iv) reflect the pro forma income tax expense at an estimated effective income tax rate of 34%.
(b) Includes pro forma adjustments to give effect to: (i) the Barnes-Hind Acquisition; (ii) the divestiture of Barnes-Hind's U.S. Natural Touch Product Line; (iii) the elimination of the non-recurring impact of the inventory step-up in connection with the Wesley Jessen Acquisition of $673 for the three months ended June 29, 1996 and $6,626 for the six months ended June 29, 1996; (iv) the IPO Transactions as if they had occurred on January 1, 1996; and (v) the pro forma income tax expense at an estimated effective tax rate of 34%.

PRO FORMA THREE MONTHS ENDED JUNE 28, 1997 COMPARED TO PRO FORMA THREE MONTHS ENDED JUNE 29, 1996

  Net sales for the three months ended June 28, 1997 increased $8.4 million, or 13.1%, to $72.1 million from $63.7 million for the three months ended June 29, 1996. This increase resulted primarily from growth in sales of the Company's disposable and planned replacement contact lenses, from $17.5 million to $23.0 million, a 31.4% increase, as well as sales increases in the conventional lens product lines, from $46.2 million to $49.1 million, a 6.2% increase. The Company believes sales increases were due to the increased popularity of the Company's disposable lenses along with benefits realized from its increased promotional support of the conventional product lines. Domestic sales increased by 29.2% from $32.5 million to $42.1 million, while sales in the rest of the world decreased slightly by 3.7%.

  Gross profit for the three months ended June 28, 1997 increased $7.4 million, or 18.7%, to $47.1 million from $39.7 million in the comparable 1996 period. Gross profit margin increased to 65.4% for the three months ended June 28, 1997 from 62.3% in the comparable period. This improvement is due to higher margins realized on the Company's disposable and planned replacement lenses because of higher production volumes and efficiencies as well as increased sales volume of the Company's higher margin conventional lens product lines.

  Marketing and administrative expenses for the three months ended June 28, 1997 increased by $5.4 million, or 19.0%, to $34.0 million from $28.6 million for the three months ended June 29, 1996. As a percentage of net sales, marketing and administrative expenses increased to 47.1% in the 1997 period from 44.8% in the 1996 period. This increase is largely due to higher promotional spending for all product lines, in particular the former Barnes-Hind conventional lens products, along with higher performance related compensation expenses.

  Research and development expenses for the three months ended June 28, 1997 increased by $0.3 million, or 12.3%, to $2.7 million from $2.4 million for the three months ended June 29, 1996. This increase is due to higher spending related to investigating alternate production materials. As a percentage of net sales, research and development expenses remained the same at 3.8% for the two periods.

  Income from operations for the three months ended June 28, 1997 increased by $1.7 million to income of $10.6 million from $8.9 million for the three months ended June 29, 1996. This resulted from higher sales volume and the substantial improvement in gross margin partially offset by the increase in marketing and administrative expenses.

  Other income for the three months ended June 29, 1996 of $3.5 million represents non-recurring licensing fee income. There was no such income in the comparable 1997 period.

  Net income for the three months ended June 28, 1997 decreased by $1.1 million to $6.1 million from $7.2 million for the three months ended June 29, 1996. Excluding the 1996 license fee income, net income for the three months ended June 28, 1997 increased $1.2 million. This resulted from higher sales volume and improvement in the Company's gross margins, offset by increased spending in marketing and administrative expenses.

PRO FORMA SIX MONTHS ENDED JUNE 28, 1997 COMPARED TO PRO FORMA SIX MONTHS ENDED JUNE 29, 1996

  Net sales for the six months ended June 28, 1997 increased $10.7 million, or 8.5%, to $136.2 million from $125.5 million for the six months ended June 29, 1996. This increase resulted primarily from growth in sales of the Company's disposable and planned replacement contact lenses, from $33.2 million to $43.9 million, a 32.2% increase. The Company believes sales increases were due to the increased popularity of the Company's disposable lenses. Domestic sales increased by 14.4% from $68.8 million to $78.7 million, while sales in the rest of the world decreased slightly by 1.4%.

  Gross profit for the six months ended ended June 28, 1997 increased $10.5 million, or 13.4%, to $89.3 million from $78.8 million in the comparable 1996 period. Gross profit margin increased to 65.6% for the six months ended June 28, 1997 from 62.8% in the comparable period. This improvement is due to higher margins realized on the Company's disposable and planned replacement lenses because of higher production volumes and efficiencies as well as increased margins on the Company's conventional lens product lines.

  Marketing and administrative expenses for the six months ended June 28, 1997 increased by $8.1 million, or 13.9%, to $66.5 million from $58.4 million for the six months ended June 29, 1996. As a percentage of net sales, marketing and administrative expenses increased to 48.8% in the 1997 period from 46.5% in the 1996 period. This increase is largely due to higher promotional spending for all product lines, in particular the former Barnes-Hind conventional lens products, along with higher performance related compensation expenses.

  Research and development expenses for the six months ended June 28, 1997 increased by $0.1 million, or 1.9%, to $5.8 million from $5.7 million for the six months ended June 29, 1996. This increase is due to higher spending related to investigating alternate production materials, offset by operational synergies being realized by the Company as a result of the Barnes-Hind Acquisition. As a percentage of net sales, research and development expenses for the six months ended June 28, 1997 decreased to 4.2% from 4.5% in the prior year period.

  Income from operations for the six months ended June 28, 1997 increased by $2.3 million to income of $17.5 million from $15.2 million for the six months ended June 29, 1996. This resulted from higher sales volume and the substantial improvement in gross margin partially offset by the increase in marketing and administrative expenses.

  Other income for the six months ended June 29, 1996 of $3.5 million represents non-recurring licensing fee income. There was no such income in the comparable 1997 period.

  Net income for the six months ended June 28, 1997 decreased by $0.7 million to $9.7 million from $10.4 million for the six months ended June 29, 1996. Excluding the 1996 license fee income, net income for the six months ended June 28, 1997 increased $1.6 million. This resulted from higher sales volume and improvement in the Company's gross margins, offset by increased spending in marketing and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

  The Company financed its operations in the second quarter of 1997 primarily through funds provided from operations and through borrowings under a revolving credit facility. For the six months ended June 28, 1997, the Company used approximately $8.2 million in cash for operating activities, primarily as a result of an increase in accounts receivable and payments made relating to the prior year's performance related compensation, integration costs relating to the Barnes-Hind Acquisition and income taxes. For the six months ended June 29, 1996, the Company generated approximately $10.3 million in cash from operating activities, primarily as a result of improvements in profitability and decreases in inventories, offset by a higher level of accounts receivable and lower accounts payables and accrued liabilities.

  For the six months ended June 28, 1997 and June 29, 1996, the Company made capital expenditures of approximately $7.2 million and $1.5 million, respectively. The majority of these capital expenditures were for facility and equipment improvement, information technology enhancements, and site consolidations. The Company currently has budgeted approximately $10.2 million of capital expenditures for the remainder of 1997 to (i) facilitate the consolidation of the businesses; (ii) complete the integration of the Company's management information systems; and (iii) complete the automation of the Company's Southampton manufacturing facility. The Company expects to fund these capital expenditures primarily from cash generated from operating activities and borrowings under its revolving credit facility.

  In connection with the Wesley Jessen Acquisition, the Company initiated a series of restructuring activities as part of its cost rationalization program. As part of such acquisition, Schering-Plough agreed to incur the significant one-time expenses associated with the elimination of approximately 430 positions. In addition, the Company expended $4.5 million in cash from June 29, 1995 through June 28, 1997 to close facilities. Following the Barnes-Hind Acquisition, the Company expects to incur integration costs of approximately $20.4 million, principally for severance costs and lease expenses on vacated premises. Management expects that this restructuring will be substantially completed by September 1998. These costs were recorded in connection with the purchase accounting for the Barnes-Hind Acquisition. As of June 28, 1997, the Company has paid $5.4 million of these integration costs.

  As a result of the Acquisitions, the Company's borrowings under its bank credit agreement (the "Bank Credit Agreement") increased significantly as did its liquidity requirements. As of June 28, 1997, the Company had approximately $28.0 million in borrowing availability under the revolving credit facility portion of the Bank Credit Agreement. The Bank Credit Agreement imposes certain restrictions on the Company, including restrictions on its ability to incur indebtedness, declare dividends or other distributions, make investments and capital expenditures, grant liens, sell its assets and engage in certain other activities. In addition, the indebtedness of the Company under the Bank Credit Agreement is secured by substantially all of the assets of the Company, including the Company's real and personal property, inventory, accounts receivable, intellectual property and other tangible assets.

  Management believes that, based on current levels of operations and anticipated internal growth, cash flow from operations, potential borrowings available under the Bank Credit Agreement and available cash on hand at June 28, 1997 of $3.2 million, will be adequate over the next twelve months to make required payments of principal and interest on the Company's indebtedness, to fund anticipated capital expenditures and working capital requirements, to support the aforementioned restructuring and integration costs, and to enable the Company and its subsidiaries to comply with the terms of their debt agreements. However, actual capital requirements may change, particularly as a result of any acquisitions which the Company may pursue. The ability of the Company to meet its debt service obligations and reduce its total debt will be dependent, however, upon the future performance of the Company and its subsidiaries which, in turn, will be subject to general economic conditions and to financial, business and other factors, including factors beyond the Company's control. A portion of the consolidated debt of the Company bears interest at floating rates; therefore, the Company's financial condition is and will continue to be affected by changes in prevailing interest rates. In December of 1996, the Company purchased an interest rate cap on $35.0 million notional principal amount at a fixed rate of 8.5%, which expires on December 31, 1999. The cap is intended to provide partial protection from exposure relating to the Company's variable rate debt instruments in the event of higher interest rates.

  The Company currently anticipates entering into an amendment to the Bank Credit Agreement and a subsequent amendment and restatement thereof to (i) increase the total borrowing availability thereunder to a maximum of $135 million, (ii) modify the requirement that at least 50% of the net proceeds of the Offering be used to repay indebtedness thereunder to facilitate repayment of the Pilkington Note, (iii) convert all remaining term loan borrowings into revolving loans and (iv) reduce the interest rate thereunder. There can be no assurance, however, that the Company will be able to amend the Bank Credit Agreement on the foregoing terms or at all.

  Approximately 42% of the Company's net sales for the six months ended June 28, 1997 were to international customers and the Company expects that sales to international customers will continue to represent a material portion of its net sales. Historically, fluctuations in foreign currency exchange rates have had only a minor impact on the Company's results of operations and the Company does not expect such fluctuations to be material in the foreseeable future.

INFLATION

  Management believes that inflation has not had a material impact on results of operations for the Company during the six months ended June 28, 1997 and June 29, 1996.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

  Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," issued in February 1997, changes the method of calculating earnings per share and will be effective for the Company's financial statements for the year ending December 31, 1997. Earlier application is not permitted. However, the Company is permitted to disclose pro forma earnings per share amounts computed using this Statement in periods prior to adoption. Upon adoption, all prior period earnings per share data presented shall be restated to conform to this Statement. The calculation of earnings per share under SFAS No. 128 is simpler than prior methods and more consistent with International Accounting Standards. Given the Company's historical losses, common stock equivalents were excluded from prior pro forma earnings per share calculations because they were anti-dilutive. Therefore, adoption of this standard is not expected to have a material impact on amounts previously reported as pro forma net loss per common share.

  As calculated under SFAS 128, pro forma basic and diluted earnings per share for the Company, on the adjusted basis presented on page 14, would be as follows:

                                                 BASIC EARNINGS DILUTED EARNINGS
                                                   PER SHARE       PER SHARE
                                                 -------------- ----------------
      Three months ended June 28, 1997..........     $0.36           $0.32
      Three months ended June 29, 1996..........     $0.42           $0.37
      Six months ended June 28, 1997............     $0.57           $0.50
      Six months ended June 29, 1996............     $0.60           $0.54

  SFAS No. 130, "Reporting Comprehensive Income," issued in June 1997, will require the Company to disclose, in financial statement format, all non-owner changes in equity. Such changes include, for example, cumulative foreign currency translation adjustments, certain minimum pension liabilities and unrealized gains and losses on available-for-sale securities. This Statement is effective for fiscal years beginning after December 15, 1997 and requires presentation of prior period financial statements for comparability purposes. The Company expects to adopt this Statement beginning with its 1998 financial statements.

  SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," issued in June 1997, establishes standards for reporting information about operating segments in annual financial statements and interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Generally, financial information is required to be reported on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments. The Company is currently evaluating its options for disclosure and will adopt the Statement in its financial statements for the year ending December 31, 1998.

FORWARD-LOOKING STATEMENTS

  This Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"). Such forward-looking statements are based on the beliefs of the Company's management as well as on assumptions made by and information currently available to the Company at the time such statements were made. When used in this MD&A, the words "anticipate," "believe," "estimate," "expect," "intends" and similar expressions, as they relate to the Company are intended to identify forward-looking statements, which include statements relating to, among other things, (i) the ability of the Company to continue to successfully compete in the contact lens market; (ii) the anticipated benefits from new product introductions; (iii) the completion of the integration of Barnes-Hind with the Company; (iv) the strategic benefits of the Barnes-Hind Acquisition;
(v) the continued effectiveness of the Company's sales and marketing strategy; and (vi) the ability of the Company to continue to successfully develop and launch new products. Actual results could differ materially from those projected in the forward-looking statements as a result of the matters discussed herein and certain economic and business factors, some of which may be beyond the control of the Company.

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

                                          Wesley Jessen VisionCare, Inc.

                                                 /s/ Edward J. Kelley
                                          By: _________________________________
                                                     Edward J. Kelley
                                            (Duly authorized officer and Chief
                                                    Financial Officer)

Date: August 12, 1997

                                    PART II

                               OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  Exhibit 27.1 Financial Data Schedule.

  The Company filed a Current Report on Form 8-K on July 30, 1997, relating to its second quarter earnings release.