Form 10-Q
period 1997-09-27
WESLEY JESSEN VISIONCARE INC
filed 1997-11-10
CIK 1027584

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                ______________

                                   FORM 10-Q

                                ______________

(MARK ONE)

     (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
          OF THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 27, 1997


     ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
          OF THE SECURITIES EXCHANGE ACT OF 1934

                      COMMISSION FILE NUMBER      0-22003
                                             -------------------

                        WESLEY JESSEN VISIONCARE, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                 DELAWARE                               36-4023739
     (STATE OR OTHER JURISDICTION OF                 (I.R.S. EMPLOYER
      INCORPORATION OR ORGANIZATION)               IDENTIFICATION NO.)


 333 EAST HOWARD AVENUE, DES PLAINES, IL                 60018-5903
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                 (ZIP CODE)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (847) 294-3000

                                ______________

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
               Yes    X     No _______
                   -------

     As of November 10, 1997, the number of shares of Common Stock of the Registrant outstanding was 17,647,028.

================================================================================

                         WESLEY JESSEN VISIONCARE, INC


                                     INDEX

                                                                                                       Page No.
                                                                                                       -------
PART I      FINANCIAL INFORMATION

  Item 1    Financial Statements (Unaudited)

            Condensed Consolidated Balance Sheets at December 31, 1996 and
            September 27, 1997.........................................................................     1

            Condensed Consolidated Statements of Operations for the three months
            and nine months ended September 28, 1996 and September 27, 1997............................     2

            Condensed Consolidated Statements of Cash Flows for the nine months
            ended September 28, 1996 and September 27, 1997............................................     3

            Condensed Consolidated Statements of Changes in Stockholders' Equity
            (Deficit) for the period June 29, 1995 through December 31, 1995, for the year ended December 31, 1996 and for the nine months ended
            September 27, 1997.........................................................................     4

            Notes to the Condensed Consolidated Financial Statements...................................   5 - 11

  Item 2    Management's Discussion and Analysis of Financial Condition and Results of
            Operations.................................................................................  12 - 19

PART II     OTHER INFORMATION

   Item 6   Exhibits and Reports on Form 8-K...........................................................

Signatures

                                    PART I

                             FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

                        WESLEY JESSEN VISIONCARE, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                                                                             DECEMBER 31,            SEPTEMBER 27,
                                                                                                1996                     1997
                                                                                         ------------------       ------------------
                                          ASSETS                                                                      (UNAUDITED)
                                          ------
Current assets:
    Cash and cash equivalents...........................................................            $  7,073               $  3,819
    Accounts receivable - trade, net....................................................              38,869                 45,888
    Other receivables...................................................................               5,155                  4,403
    Inventories.........................................................................              69,139                 44,286
    Deferred income taxes...............................................................              20,119                 17,490
    Prepaid expenses....................................................................               9,531                  6,428
    Assets held for sale................................................................               7,500                  1,222
                                                                                          ------------------      ------------------
          Total current assets..........................................................             157,386                123,536
                                                                                          ------------------      ------------------
Property, plant and equipment, net......................................................              10,125                 18,447
Other assets............................................................................               1,346                  6,981
Deferred income taxes...................................................................               4,227                 15,023
Notes receivable........................................................................                   -                  2,752
Capitalized financing fees, net.........................................................               7,516                  2,790
                                                                                          ------------------      ------------------
          Total assets..................................................................            $180,600               $169,529
                                                                                          ==================      ==================


                      LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                      ----------------------------------------------

Current liabilities:
    Trade accounts payable..............................................................            $ 12,434               $ 14,184
    Accrued compensation and benefits...................................................              16,121                 17,138
    Accrued advertising.................................................................               3,751                  4,625
    Other accrued liabilities...........................................................              20,938                 14,545
    Transition reserve..................................................................              18,894                 12,816
    Income taxes payable................................................................               6,989                  3,949
                                                                                          ------------------      ------------------
          Total current liabilities.....................................................              79,127                 67,257
                                                                                          ------------------      ------------------

Negative goodwill, net..................................................................              10,577                 13,955
Long term debt..........................................................................             102,975                 58,000
Other liabilities.......................................................................               1,213                  1,832
                                                                                          ------------------      ------------------
          Total liabilities.............................................................             193,892                141,044
                                                                                          ------------------      ------------------

Stockholders' equity (deficit):
    Common stock, $.01 par value, 50,000,000 shares authorized, 14,276,028 and 17,652,374  issued and outstanding at December 31, 1996 and
        September 27, 1997, respectively................................................                 143                    177
    Additional paid in capital..........................................................               7,654                 55,184
    Accumulated deficit.................................................................             (22,457)               (26,464)

    Cumulative translation adjustment...................................................               1,368                   (412)
                                                                                          ------------------      ------------------
          Total stockholders' equity (deficit)..........................................             (13,292)                28,485
                                                                                          ------------------      ------------------
          Total liabilities and stockholders' equity (deficit)..........................            $180,600               $169,529
                                                                                          ==================      ==================


The accompanying notes are an integral part of these financial statements.

                        WESLEY JESSEN VISIONCARE, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS



                                                                         THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                  --------------------------------        ------------------
                                                                  SEPTEMBER 28,   SEPTEMBER 27,     SEPTEMBER 28,    SEPTEMBER 27,
                                                                       1996           1997              1996             1997
                                                                 --------------   --------------    --------------   --------------
                                                                   (UNAUDITED)     (UNAUDITED)        (UNAUDITED)      (UNAUDITED)
Net sales......................................................   $      33,651    $     75,235      $      96,048    $     211,389
                                                                 --------------   -------------     --------------   --------------


Operating costs and expenses:
    Cost of goods sold..........................................          8,037          23,891             26,471           70,707
    Cost of goods sold - inventory step-up (Note 4).............              -               -              6,626           22,666
    Marketing and administrative................................         18,350          36,486             51,014          104,049
    Research and development....................................          1,481           3,065              3,786            8,828
    Amortization of negative goodwill...........................           (196)           (196)              (588)            (588)
                                                                 --------------   -------------     --------------   --------------

Income from operations..........................................          5,979          11,989              8,739            5,727

Other (income) expense:
    Interest income.............................................              -            (221)                               (357)
    Interest expense............................................            747           1,462              2,757            4,728
    Other income, net                                                         -               -             (3,500)               -
                                                                 --------------   -------------     --------------   --------------

Income before income taxes and extraordinary loss...............          5,232          10,748              9,482            1,356
Income tax expense..............................................           (895)         (3,653)            (1,621)            (461)
                                                                 --------------   -------------     --------------   --------------

Net income before extraordinary loss............................          4,337           7,095              7,861              895
Extraordinary loss, net of related tax benefit of $2,526........              -               -                  -           (4,902)
                                                                 --------------   -------------     --------------   --------------

Net income (loss)...............................................  $       4,337    $      7,095      $       7,861    $      (4,007)
                                                                 ==============   =============     ==============   ==============


Primary net income per common share (Note 2):
    Net income..................................................                   $       0.36
                                                                                  =============

    Weighted average common shares used in computation
    of primary net income per common share......................                     19,796,144
                                                                                 ==============

Pro forma primary net income (loss) per common share (Note 2):
    Net income before extraordinary loss........................   $       0.30                      $       0.54     $       0.05
                                                                  =============                     =============    =============

    Extraordinary loss, net of tax benefit......................   $          -                      $          -     $      (0.29)
                                                                  =============                     =============    =============

    Net income (loss)...........................................   $       0.30                      $       0.54     $      (0.24)
                                                                  =============                     =============    =============

    Weighted average common shares used in computation
    of pro forma primary net income (loss) per common share.....     14,637,984                        14,637,984       16,620,593
                                                                  =============                    ==============    =============

Pro forma fully diluted net income per common and
common equivalent share (Note 2):
     Net income.................................................   $       0.26                     $        0.48
                                                                  =============                    ==============

     Weighted average common shares used in computation
     of pro forma fully diluted net income per common share.....     16,522,016                        16,522,016
                                                                  =============                   ===============

  The accompanying notes are an integral part of these financial statements.

                        WESLEY JESSEN VISIONCARE, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)

                                                                                            NINE MONTHS ENDED
                                                                            ---------------------------------------------
                                                                                 SEPTEMBER 28,             SEPTEMBER 27,
                                                                                     1996                      1997
                                                                            ---------------------       -----------------
                                                                                 (UNAUDITED)               (UNAUDITED)
Cash flows provided by operating activities:
    Net income (loss).......................................................             $  7,861               $  (4,007)
    Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
        Extraordinary loss on early extinguishment of debt..................                    -                   7,428
        Depreciation expense................................................                  159                     584
        Purchased inventory step-up.........................................                6,626                  22,666
        Amortization of capitalized financing fees..........................                  436                     368
        Amortization of negative goodwill...................................                 (588)                   (588)
        Deferred income taxes...............................................                 (301)                 (5,195)
        Other...............................................................                  (44)                 (1,778)
    Changes in balance sheet items:
        Accounts receivable - trade, net....................................                2,463                  (7,188)
        Other receivables...................................................                  420                     (27)
        Inventories.........................................................                5,008                   2,524
        Prepaid expenses....................................................               (1,557)                    261
        Other assets........................................................                    -                    (362)
        Notes receivable....................................................                    -                  (1,252)
        Trade accounts payable..............................................               (3,788)                  1,750
        Accrued liabilities.................................................                4,375                 (11,346)
        Other liabilities...................................................                    -                     632
        Income taxes payable................................................                1,281                  (3,040)
                                                                                     ------------           -------------
            Cash provided by operating activities...........................               22,351                   1,430
                                                                                     ------------           -------------

Investing activities:
    Proceeds from Natural Touch sale........................................                    -                   6,000
    Capital expenditures....................................................               (3,809)                (11,801)
                                                                                     ------------           -------------
            Cash used in investing activities...............................               (3,809)                 (5,801)
                                                                                     ------------           -------------

Financing activities:
    Issuance of stock.......................................................                  272                  47,562
    Proceeds from long term debt............................................                    -                  93,000
    Payment of financing fees...............................................                    -                  (3,070)
    Payments of long term debt..............................................              (13,500)               (136,375)
                                                                                     ------------           -------------
            Cash used in financing activities...............................              (13,228)                  1,117
                                                                                     ------------           -------------

    Net increase (decrease) in cash and cash equivalents....................                5,314                  (3,254)
Cash and cash equivalents:
    Beginning of period.....................................................                2,522                   7,073
                                                                                     ------------           -------------
    End of period...........................................................             $  7,836               $   3,819
                                                                                     ============           =============

Supplemental disclosure of cash flow information
    Cash paid during the period for interest................................             $  2,811               $   5,220
                                                                                     ============           =============
    Cash paid during the period for income taxes, net.......................             $    641               $   5,827
                                                                                     ============           =============

The accompanying notes are an integral part of these financial statements.

                        WESLEY JESSEN VISIONCARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                     (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                     CLASS L                                    ADDITIONAL
                                                                  COMMON STOCK             COMMON STOCK          PAID IN
                                                              ---------------------    --------------------
                                                               SHARES      AMOUNT       SHARES      AMOUNT      CAPITAL
                                                               ------      ------       ------      ------      -------
Balance at June 29, 1995.............................                -        $  -              -    $    -     $      -
Issuance of stock....................................          429,177           4      3,862,604        39        7,739
Stock subscription receivable........................                -           -              -        (1)        (256)
Net loss.............................................                -           -              -         -            -
                                                              ---------    ---------  -----------    -------   ---------
Balance at December 31, 1995.........................          429,177           4      3,862,604        38        7,483
Issuance of stock....................................              823           -          7,396         -           15
Stock subscription receivable........................                -           -              -         1          256
Currency translation adjustment......................                -           -              -         -            -
Net loss.............................................                -           -              -         -            -
Exchange of stock....................................         (108,933)         (1)       220,582         2            -
Retroactive effect of February 12, 1997
   Class L Common Stock Reclassification.............         (321,067)         (3)     1,460,517        15            -
Retroactive effect of February 12, 1997
   Common Stock split................................                -           -      8,724,929        87         (100)
                                                              ---------    ---------  -----------    -------   ---------
Balance at December 31, 1996.........................                -           -     14,276,028       143        7,654
Issuance of stock (unaudited)........................                -           -      3,376,346        34       47,273
Stock compensation (unaudited).......................                -           -              -         -          257
Currency translation adjustment (unaudited)..........                -           -              -         -            -
Net loss (unaudited).................................                -           -              -         -            -
                                                              ---------    ---------  -----------    -------   ---------
Balance at September 27, 1997 (unaudited)............                -           -     17,652,374      $177      $55,184
                                                              =========    =========  ===========    =======   =========

                                                                                                       TOTAL
                                                                                CUMULATIVE          STOCKHOLDERS
                                                               ACCUMULATED      TRANSLATION           EQUITY
                                                                 DEFICIT        ADJUSTMENT           (DEFICIT)
                                                               -----------      ------------        ------------
Balance at June 29, 1995                                          $      -         $        -           $         -
Issuance of stock....................................                    -                  -                 7,782
Stock subscription receivable........................                    -                  -                  (257)
Net loss.............................................              (19,715)                 -               (19,715)
                                                               -------------    -------------       ----------------
Balance at December 31, 1995.........................              (19,715)                 -               (12,190)
Issuance of stock....................................                    -                  -                    15
Stock subscription receivable........................                    -                  -                   257
Currency translation adjustment......................                    -              1,368                 1,368
Net loss.............................................               (2,742)                 -                (2,742)
Exchange of stock....................................                    -                  -                     1
Retroactive effect of February 12, 1997
   Class L Common Stock Reclassification.............                    -                  -                    12
Retroactive effect of February 12, 1997
   Common Stock split................................                    -                  -                   (13)
                                                               -------------    -------------       ----------------
Balance at December 31, 1996.........................              (22,457)             1,368               (13,292)
Issuance of stock (unaudited)........................                    -                  -                47,307
Stock compensation (unaudited).......................                    -                  -                   257
Currency translation adjustment (unaudited)..........                    -             (1,780)               (1,780)
Net loss (unaudited).................................               (4,007)                 -                (4,007)
                                                               -------------    -------------       ----------------
Balance at September 27, 1997 (unaudited)............             $(26,464)     $       (412)              $ 28,485
                                                               =============    =============       ================

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

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

   The IPO

     In February, 1997, the Company completed an initial public offering of 2,821,000 shares of common stock at a price of $15.00 per share (the "IPO"). Additionally, the Company refinanced its remaining bank indebtedness through borrowings under a new credit agreement (the "Bank Credit Agreement"). The IPO and the refinancing are collectively referred to herein as the "IPO Transactions".

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

                        WESLEY JESSEN VISIONCARE, INC.
     NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -(CONTINUED)
                                  (UNAUDITED)

   The Offering

     In August, 1997, the Company completed a public offering of 4,000,000 shares of common stock at a selling price of $23.50 per share (the "Offering"). Of the 4,000,000 shares, 500,000 shares were offered by the Company and the remaining 3,500,000 shares were offered by certain selling stockholders. On September 24, 1997, the underwriters exercised their option to purchase an additional 341,040 shares from certain selling stockholders to cover over-allotments.

     Net proceeds received by the Company, after deducting underwriting discounts and commissions and offering expenses, were used to repay the "Pilkington Note" (Note 6) and to reduce the Company's indebtedness under the Bank Credit Agreement. In connection with the Offering, the Company amended its Bank Credit Agreement (Note 6).

2. NET INCOME (LOSS) PER SHARE

     Pro forma primary and fully diluted net income (loss) per share were calculated by dividing net income (loss) by the pro forma weighted average common and common equivalent shares outstanding after giving retroactive effect to the Wesley Jessen Acquisition, the Reclassification and the Split. Additionally, in accordance with the Securities and Exchange Commission Staff Accounting Bulletin No. 83, using the treasury stock method, 361,956 shares have been included in the calculation of common stock equivalent shares for pro forma primary net income (loss) per share as if they were outstanding for the three and nine months ended September 28, 1996. For purposes of pro forma fully diluted net income per share, all share options with exercise prices below the initial public offering price have been included, using the treasury stock method. Fully diluted per share amounts are not applicable for loss periods.

     Primary net loss per share for the nine months ended September 27, 1997 has been calculated by dividing the net loss by the weighted average common shares outstanding for the period. Common share equivalents have been excluded because their effect is not dilutive.

     The net proceeds from the IPO and the Offering were used by the Company to retire indebtedness existing under its credit agreement (Note 6). Supplemental pro forma net loss per share is ($0.19) for the nine months ended September 27, 1997; the number of shares of common stock whose proceeds are deemed to be used to retire debt is 3,321,000. This calculation assumes the debt retirement had taken place at the later of the beginning of the respective period or the issuance of the debt. The amount of interest expense eliminated, net of income tax effects, is $0.6 million for the nine months ended September 27, 1997.

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

                        WESLEY JESSEN VISIONCARE, INC.
     NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -(CONTINUED)
                                  (UNAUDITED)

results of the operations of the acquired company have been included in the results of operations of the Company since the acquisition date.

     In September, 1997, the Company negotiated a purchase price reduction of $1.6 million with Pilkington plc based upon specific net current asset measures as of the closing date of the acquisition. As a result, the purchase price of Barnes-Hind, after taking into consideration additional acquisition related fees and expenses, decreased by $0.1 million. Additionally, certain pension valuations associated with the Barnes-Hind employees were completed in the third quarter of 1997. Management also has revised the operational details and related cost estimates of its plans to integrate Barnes-Hind operations. These changes in estimates used in the initial purchase accounting resulted in recognition of negative goodwill of $4.0 million, which will be amortized to income through June 2010.

     In connection with the Barnes-Hind Acquisition, the Company entered into a voluntary consent order with the Federal Trade Commission which provides, among other things, that the Company must divest Barnes-Hind's U.S. Natural Touch product line. On March 17, 1997, the Company completed the sale of the product line for which, under the agreement, it received aggregate consideration of $7.5 million, consisting of $3.0 million in cash and a four-year, $4.5 million promissory note. The promissory note accrues compounded interest at a rate of 12% per annum, 8% of which is paid currently and 4% of which is payable at the maturity of the note in 2001. As part of the agreement, the Company has entered into a supply agreement pursuant to which the Company will supply the purchaser with Natural Touch lenses for sale in the United States. The purchase accounting for the Barnes-Hind Acquisition included the expected effects of the divestiture and has been reflected such that no gain or loss resulted from the divestiture.

     On July 31, 1997, the purchaser made a voluntary prepayment of $3.0 million plus accrued interest on the promissory note.

   Pro forma results

     The unaudited pro forma results of the operations of the Company for the nine months ended September 28, 1996 are set forth below, giving pro forma effect to the following: (i) the Barnes-Hind Acquisition; (ii) the Barnes-Hind Acquisition Financing described in Note 6; (iii) the estimated recurring cost savings to the Company from facilities and personnel rationalizations; (iv) elimination of non-recurring increases to cost of goods sold as a result of applying purchase accounting to inventories following the Wesley Jessen Acquisition and the Barnes-Hind Acquisition; (v) the divestiture of Barnes-Hind's U.S. Natural Touch product line; and (vi) adjusting the income tax (expense) benefit to an assumed effective rate of 34%, each as if the transactions had occurred as of January 1, 1996 (in thousands, except share and per share data):

                                                                             Nine months ended
                                                                             September 28, 1996
                                                                             ------------------
Net sales...............................................................          $   189,979
                                                                             ==================
Net income..............................................................          $     9,691
                                                                             ==================
Pro forma net income per common and common equivalent share                       $      0.59
                                                                             ==================
Weighted average shares used in computation of pro forma income per

 common and common equivalent share                                                16,522,016
                                                                             =================

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

                        WESLEY JESSEN VISIONCARE, INC.
     NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -(CONTINUED)
                                  (UNAUDITED)

operating results of the Company will depend in large part on the ability of management to integrate the Barnes-Hind manufacturing, sales and marketing and administrative functions into the Wesley Jessen operations and achieve the cost savings expected to result from the acquisition-integration measures adopted by the Company.

4. COMPONENTS OF CERTAIN BALANCE SHEET ACCOUNTS

   Accounts receivable-trade, net

     Accounts receivable-trade, net consist of the following (in thousands):

                                                                           December 31,            September 27,
                                                                               1996                    1997
                                                                        ------------------      ------------------
Accounts receivable - trade...........................................            $ 56,480                $ 65,733
Less allowances:
     Doubtful accounts................................................              (6,989)                 (8,013)
     Sales returns and adjustments....................................             (10,622)                (11,832)
                                                                        ------------------      ------------------
Accounts receivable - trade, net......................................            $ 38,869                $ 45,888
                                                                        ==================      ==================

Inventories

     Inventories consist of the following (in thousands):

                                                                           December 31,           September 27,
                                                                               1996                    1997
                                                                        ------------------      -------------------
Raw materials.........................................................            $ 6,073                  $ 4,267
Work-in-process.......................................................              8,958                    7,795
Finished goods........................................................             54,108                   32,224
                                                                        ------------------      -------------------
          Total.......................................................            $69,139                  $44,286
                                                                        ==================      ===================

     In connection with the Wesley Jessen Acquisition and the Barnes-Hind Acquisition, under the purchase method of accounting, the Company's total inventories were written up $40.6 million and $36.7 million, respectively, to fair value at the date of acquisition. Of these amounts $22.7 million and $6.6 million were charged to cost of goods sold during the nine months ended September 27, 1997 and September 28, 1996, respectively.

Property, plant and equipment, net

     Property, plant and equipment, net, consists of the following (in thousands):

                                                                           December 31,            September 27,
                                                                               1996                    1997
                                                                        -----------------       -------------------
Building and improvements.............................................           $ 1,230                   $ 4,382
Machinery, equipment, furniture and fixtures..........................             6,257                     9,504
Construction-in-progress..............................................             3,034                     5,539
                                                                        -----------------       -------------------
                                                                                  10,521                    19,425
Less: accumulated depreciation........................................              (396)                     (978)
                                                                        -----------------       -------------------
Property, plant and equipment, net....................................           $10,125                   $18,447
                                                                        =================       ===================

                        WESLEY JESSEN VISIONCARE, INC.
     NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -(CONTINUED)
                                  (UNAUDITED)

5.  TRANSITION AND RESTRUCTURING RESERVES

     In connection with the Barnes-Hind Acquisition, management approved a transition plan to integrate the acquired operations, for which an accrual of $20.4 million (transition reserve) was established in purchase accounting. Costs associated with the transition plan are comprised of facility and employee termination costs related to the closure of the Barnes-Hind corporate offices in Sunnyvale, California which was completed during the third quarter of 1997. In addition, management plans to curtail certain manufacturing activities in San Diego, California which will include reductions in both manufacturing and administrative functions. These activities will be transferred to other Company locations. Payments related to the transition for the nine months ended September 27, 1997 are as follows (in thousands):


                                                        Employee            Lease              Facility
                                                        Related          Termination         Restoration
                                                         Costs              Costs              & Other             Total
                                                                                                Costs
                                                    --------------    ----------------    ----------------     --------------
Transition reserve at December 31, 1996...........         $15,623              $2,020              $1,251            $18,894
Charges against the reserve.......................           4,967                 895                 216              6,078
                                                    --------------    ----------------    ----------------     --------------
Transition reserve at September 27, 1997..........         $10,656              $1,125              $1,035            $12,816
                                                    ==============    ================    ================     ==============


     In addition to the transition plan, the Company committed to a plan to restructure the Wesley Jessen operations following the Barnes-Hind Acquisition, resulting in a charge of $3.4 million in the fourth quarter of 1996 (restructuring reserve). Pursuant to the restructuring plan, the Chicago distribution facilities were consolidated with those in Des Plaines, Illinois in October 1997. The restructuring reserve, totaling $3.1 million at September 27, 1997, consists of costs related to the shutdown of the Chicago distribution facility and employee termination, lease termination and other restructuring costs associated with consolidation of the Company's European facilities with those facilities acquired in the Barnes-Hind Acquisition. Usage of the restructuring reserve for the nine months ended September 27, 1997 is as follows (in thousands):

                                                        Employee           Lease
                                                        Related         Termination
                                                         Costs             Costs            Other Costs           Total
                                                     -------------    ----------------    ----------------    -------------
Restructuring reserve at December 31, 1996.........         $813                $897              $1,690           $3,400
Charges against the reserve........................          295                   5                   6              306
                                                     ------------    ----------------    ----------------    -------------
Restructuring reserve at September 27, 1997........         $518                $892              $1,684           $3,094
                                                     ============     ================    ================    =============

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

                        WESLEY JESSEN VISIONCARE, INC.
     NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -(CONTINUED)
                                  (UNAUDITED)

     In connection with the refinancing, the Company incurred and capitalized financing fees of approximately $7.8 million, which were being amortized over the term of the 1996 Credit Agreement.

     Additionally, as part of the consideration paid for the Barnes-Hind Acquisition, the Company entered into a $5.0 million promissory note with Pilkington plc (the "Pilkington Note") with an interest rate of 8.0% compounded annually and payable at maturity. The note was to mature on February 1, 2005, subject to certain acceleration provisions. In September, 1997, the note was reduced by $1.6 million, based on purchase price negotiations, and the remaining principal was repaid.

   Initial Public Offering Refinancing

     On February 19, 1997, in connection with the IPO, the Company replaced its long term borrowing arrangements with the following credit facilities (the "Bank Credit Agreement"):

     $35 million revolving loan facility due February 19, 2002
     $65 million Term Loan A due February 19, 2002

     In connection with the refinancing, the Company recognized an extraordinary loss of $7.4 million ($4.9 million, net of income tax benefits), relating to the write-off of capitalized financing fees incurred in connection with the Barnes-Hind Acquisition Financing. Additionally, the Company incurred and capitalized financing fees of approximately $2.5 million, which were being amortized over the term of the Bank Credit Agreement.

     On September 10, 1997, in connection with the Offering, the Bank Credit Agreement was amended to consist of a $135.0 million revolving loan facility (the "Amended Bank Credit Agreement"), the availability of which will be reduced by $20.0 million on September 11, 2000 and $20.0 million on September 11, 2001. The facility matures on September 11, 2002.

     An additional $0.6 million of financing fees were incurred and capitalized. Capitalized fees of $2.8 will be amortized over the term of the Amended Bank Credit Agreement.

     Amounts borrowed under the Amended Bank Credit Agreement bear interest at either Base Rate (higher of (i) 0.5% in excess of the Federal Reserve reported adjusted certificate of deposit rate and (ii) the lender's prime lending rate plus a margin up to 0.5% based on leverage ratios calculated as of certain dates) or the Eurodollar Rate as determined by the lenders plus a margin of 0.375% to 1.500% based on the type of loan and leverage ratios calculated as of certain dates as defined in the credit agreement. Additionally, the Company is required to pay a commitment fee on the unutilized revolving loan commitments ranging from 0.175% to 0.400% based on leverage ratios calculated as of certain dates. The unutilized portion of the revolving credit facilities at September 27, 1997 was $77.0 million. The credit facilities are guaranteed by each of its domestic subsidiaries and secured by essentially all assets of the domestic subsidiaries.

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

                        WESLEY JESSEN VISIONCARE, INC.
     NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -(CONTINUED)
                                  (UNAUDITED)

from exposure relating to its variable rate debt instruments in the event a higher floating interest rate scenario is encountered during a period.


7. RELATED PARTY TRANSACTION

     On May 7, 1997, Wesley Jessen Corporation, a wholly owned subsidiary of the Company, loaned the Company's Chief Executive Officer ("CEO") $1.2 million, in exchange for an unsecured promissory note bearing interest at the rate of 8%, interest payable quarterly. The note is due at the earlier of (i) May 9, 2002,
(ii) the date the CEO ceases to be employed by the Company, or (iii) the date the CEO disposes of any of his common stock holdings in the company. For purposes of the Offering (Note 1), the Company waived the requirement that Mr. Ryan repay such loan pursuant to clause (iii) above.

ITEM 2

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following management's discussion and analysis provides information with respect to the results of operations of the Company for the three months and the nine months ended September 28, 1996 and September 27, 1997. The Company completed the Wesley Jessen Acquisition on June 29, 1995, the Barnes-Hind Acquisition on October 2, 1996, the initial public offering ("IPO") on February 19, 1997, and the secondary offering (the "Offering") on August 25, 1997. The Acquisitions were accounted for under the purchase method of accounting. Because of the revaluation of the assets and liabilities of Wesley Jessen and Barnes-Hind and the related effects on costs of sales and expenses, the historical financial statements for the periods discussed are not directly comparable. For comparative purposes, the combined results of operations of the Company and Barnes-Hind for the three months and the nine months ended September 28, 1996 and September 27, 1997 have been restated on a "pro forma" basis as if the Barnes-Hind Acquisition and the IPO had occurred on January 1, 1996. See "Results of Operations".

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

BARNES-HIND ACQUISITION

     On October 2, 1996, the Company acquired substantially all the assets and assumed certain liabilities of the Barnes-Hind division of Pilkington plc (the "Barnes-Hind Acquisition"). The originally estimated purchase price in the Barnes-Hind Acquisition of $62.4 million (plus related acquisition and financing fees of $10.7 million) was funded with approximately $68.1 million of borrowings under the then existing $140.0 million credit agreement and the $5.0 million note issued to Pilkington (the "Pilkington Note"). In connection with the Barnes-Hind

Acquisition, the Company borrowed an additional $28.5 million to repay its then outstanding term loans and to fund ongoing working capital needs.


     In September 1997, the Company negotiated a purchase price reduction of $1.6 million with Pilkington plc based upon specified net current asset measures as of the closing date of the acquisition. As a result, the purchase price of Barnes-Hind, after taking into consideration additional acquisition related fees and expenses, decreased by $0.1 million. Additionally, certain pension valuations associated with the Barnes-Hind employees were completed in the third quarter of 1997. Management also has revised the operational details and related cost estimates of its plans to integrate Barnes-Hind operations. These changes in estimates used in the initial purchase accounting resulted in recognition of negative goodwill of $4.0 million, which will be amortized to income through June 2010.

     With the Barnes-Hind Acquisition, the Company identified significant operating synergies and substantial cost savings opportunities. The Company has completed the majority of its initial cost reductions.

     In connection with the Barnes-Hind Acquisition, the Company entered into a voluntary consent order with the Federal Trade Commission which provided, among other things, that the Company must divest Barnes-Hind's U.S. Natural Touch Product Line. On March 17, 1997, the Company completed the sale of the product line for which, under the agreement, it received aggregate consideration of $7.5 million, consisting of $3.0 million in cash and a four-year $4.5 million promissory note which accrues interest at a compound rate of 12% per annum, 8% of which is payable currently and 4% of which is payable-in-kind. On July 31, 1997, the purchaser made a voluntary prepayment of $3.0 million on the promissory note. As part of the agreement, the Company entered into a supply agreement pursuant to which the Company will supply the purchaser with Natural Touch lenses for sale in the United States.

THE IPO

     In February, 1997, the Company consumated an IPO of its Common Stock, which included the sale by the Company of 2,821,000 shares of Common Stock at an initial public offering price of $15.00 per share.

     In connection with the IPO, the Company incurred a non-recurring charge for extraordinary debt extinguishment costs of $7.4 million ($4.9 million, net of income tax benefits) related to the write-off of capitalized financing fees incurred in connection with the Barnes-Hind Acquisition financing. Additionally, the Company incurred and capitalized financing fees of $2.5 million, which were being amortized over 60 months.

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

THE OFFERING

     In August, 1997, the Company completed a public offering of 4,341,040 shares of common stock, of which 3,841,040 shares were sold by certain selling stockholders and 500,000 shares were sold by the Company, at an offering price of $23.50 per share.

     Net proceeds of $10.6 million were received by the Company, after deducting $1.2 million of underwriting discounts and commissions and offering expenses. payable by the Company. These proceeds were used to repay the Pilkington Note and to reduce the Company's indebtedness under the current Bank Credit Agreement.

     In connection with the Offering, in September, 1997, the Company entered into the Amended Bank Agreement which increased the total borrowing availability thereunder to a maximum of $135.0 million, converted all remaining term loan borrowings into revolving loans, and reduced the interest rate thereunder. The Company incurred an additional $0.6 million of fees and expenses associated with the Amended Bank Agreement, which have been capitalized and will be amortized through September, 2002.

RESULTS OF OPERATIONS

     The Company was established to acquire the Predecessor, which acquisition was effective for accounting purposes on June 29, 1995. Because of the revaluation of the assets and liabilities of the Predecessor and the related impact on cost of sales and expenses, the financial statements for the nine months ended September 28, 1996 are not comparable to the financial statements for the nine months ended September 27, 1997. In order to facilitate management's discussion of financial results, the following table of pro forma operating data gives effect to the Wesley Jessen Acquisition as if it had occurred on January 1, 1996.

     The Barnes-Hind Acquisition was effective for accounting purposes on October 2, 1996. Because of the revaluation of the assets and liabilities of Barnes-Hind and the related impact on cost of sales and expenses, the historical financial statements for the three months and the nine months ended September 28, 1996 are not comparable to the financial statements for the three months and the nine months ended September 27, 1997, respectively. Accordingly, the following table of pro forma operating income data combines the results of operations for the three months ended September 28, 1996 and September 27, 1997 and the nine months ended September 28, 1996 and September 27, 1997 of the Company and Barnes-Hind on a pro forma basis as if the Acquisitions and the IPO had occurred on January 1, 1996.


               UNAUDITED PRO FORMA STATEMENT OF OPERATIONS DATA
                     (in thousands, except per share data)

                                                      THREE MONTHS ENDED                          NINE MONTHS ENDED
                                          ---------------------------------------    ------------------------------------------
                                             September 28,         September 27,         September 28,          September 27,
                                                1996 (a)               1997                 1996 (a)               1997 (b)
                                          -----------------    ------------------    -------------------    -------------------
Statement of Operations Data:
Net sales..............................             $64,514               $75,235               $189,979               $211,389
Operating costs and expenses:
  Cost of  goods sold..................              23,878                23,891                 70,549                 70,707
  Marketing and administrative.........              33,255                36,486                 91,623                102,964
  Research and development.............               3,513                 3,065                  9,171                  8,828
  Amortization of negative goodwill....                (196)                 (196)                  (588)                  (588)
                                          -----------------    ------------------    -------------------    -------------------
  Income from operations...............               4,064                11,989                 19,224                 29,478
Other expense:
  Interest expense, net................               1,292                 1,241                  4,182                  3,960
  Other (income) expense, net..........                   -                     -                 (3,500)                     -
                                          -----------------    ------------------    -------------------    -------------------
Income before income taxes.............               2,772                10,748                 18,542                 25,518
Income tax expense.....................                (942)               (3,653)                (6,304)                (8,676)
                                          -----------------    ------------------    -------------------    -------------------
Net income.............................             $ 1,830               $ 7,095               $ 12,238               $ 16,842
                                          =================    ==================    ===================    ===================

Other Data:
Net income per common and common share
 equivalent............................               $0.09                 $0.36                  $0.63                  $0.86
                                          =================    ==================    ===================    ===================

Weighted average shares used in
computation of  income per common and
common equivalent share...................        19,353               19,796                19,353                19,537

(a) Includes pro forma adjustments to give effect to : (i) the Barnes-Hind Acquisition; (ii) the divestiture of Barnes-Hind U.S. Natural Touch Product Line; (iii) the elimination of the non-recurring impact of the inventory step-up in connection with the Wesley Jessen Acquisition of $0 for the three months and $6,626 for the nine months ended September 28, 1996; (iv) the IPO Transactions as if they had occurred on January 1, 1996; and (v) the pro forma income tax expense at an estimated effective income tax rate of 34%.

(b) Includes pro forma adjustments to: (i) eliminate the non-recurring impact of the inventory step-up in connection with the Barnes-Hind Acquisition of $22,666 in the nine months ended September 27, 1997; (ii) exclude non-recurring transitional administrative expenses incurred at the Barnes-Hind corporate facility in Sunnyvale, California, of $1,085 in the nine months ended September 27, 1997; (iii) reflect the IPO Transactions as if they had occurred on January 1, 1996; and (v) reflect the pro forma income tax expense at an estimated effective tax rate of 34%.

THREE MONTHS ENDED SEPTEMBER 27, 1997 COMPARED TO PRO FORMA THREE MONTHS ENDED SEPTEMBER 28, 1996

     The discussion that follows compares the Company's actual results of operations for the three months ended September 27, 1997 to the pro forma results of operations for the three months ended September 28, 1996. The actual results of operations for the three months ended September 28, 1996 have been adjusted to give effect to: (i) the October, 1996 Barnes-Hind Acquisition; (ii) the March, 1997 divestiture of the Barnes-Hind U.S. Natural Touch product line;
(iii) the refinancing of the Company's June, 1995 bank credit agreement; (iv) the Company's February, 1997 initial public offering (and the subsequent over-allotment sale of additional shares) and the application of the net proceeds therefrom, as if each had occurred on January 1, 1996; and (v) taxes at an estimated effective income tax rate of 34%.

     Net sales for the three months ended September 27, 1997 increased $10.7 million, or 16.6%, to $75.2 million from $64.5 million for the three months ended September 28, 1996. This increase resulted primarily from growth in sales of the Company's disposable and planned replacement contact lenses, from $19.6 million to $27.7 million, a 41.7% increase, as well as sales increases in the conventional lens product lines, from $45.0 million to $47.5 million, a 5.7% increase. The Company believes sales increases were due to the continued growing popularity of the Company's disposable lenses along with benefits realized from its increased promotional support of the conventional product lines. Domestic sales increased by 14.4% from $36.9 million to $42.2 million, while sales in the rest of the world increased by 19.6% from $27.6 million to $33.0 million.

     Gross profit for the three months ended September 27, 1997 increased $10.7 million, or 26.4%, to $51.3 million from $40.6 million in the comparable 1996 period. Gross profit margin increased to 68.2% for the three months ended September 27, 1997 from 63.0% in the comparable 1996 period. This improvement is due to realized operating efficiencies resulting from the initial cost reduction measures implemented as part of the Barnes-Hind Acquisition. The higher gross profit margin also is due to higher margins realized on the Company's disposable and planned replacement lenses because of higher production volumes and efficiencies as well as increased sales volume of the Company's higher margin conventional lens product lines.

     Marketing and administrative expenses for the three months ended September 27, 1997 increased by $3.2 million, or 9.7%, to $36.5 million from $33.3 million for the three months ended September 28, 1996. However, as a percentage of net sales, marketing and administrative expenses decreased to 48.5% in the 1997 period from 51.5% in the 1996 period. This increase in expenses is largely due to higher, promotional spending for all product lines, in particular the former Barnes-Hind conventional lens products, along with higher performance related compensation expenses.

     Research and development expenses for the three months ended September 27, 1997 decreased by $0.4 million, or 12.8%, to $3.1 million from $3.5 million for the three months ended September 28, 1996. This decrease is due to operational synergies being realized by the Company as a result of the Barnes-Hind Acquisition, most notably in compensation related expenses. As a percentage of net sales, research and development expenses decreased to 4.1% in the 1997 period from 5.4% in the 1996 period.

     Income from operations for the three months ended September 27, 1997 increased by $7.9 million to income of $12.0 million from $4.1 million for the three months ended September 28, 1996. This resulted from higher sales volume and the substantial improvement in gross margin partially offset by the increase in marketing and administrative expenses.

     Net income for the three months ended September 27, 1997 increased by $5.3 million to $7.1 million from $1.8 million for the three months ended September 28, 1996. This resulted from higher sales volume and improvement in the Company's gross margins, offset by increased spending in marketing and administrative expenses.

PRO FORMA NINE MONTHS ENDED SEPTEMBER 27, 1997 COMPARED TO PRO FORMA NINE MONTHS ENDED SEPTEMBER 28, 1996

     The discussion that follows compares the Company's pro forma results of operations for the nine months ended September 27, 1997 to the pro forma results of operations for the nine months ended September 28, 1996. The actual results of operations for the nine months ended September 27, 1997 have been adjusted to: (i) eliminate the $22,666 non-recurring impact of the inventory write-up resulting from the Company's application of purchase accounting in connection with the October, 1996 Barnes-Hind Acquisition, (ii) exclude $1,085 in non-recurring transitional administrative expenses incurred at the Barnes-Hind corporate facility in Sunnyvale, California; (iii) reflect the $411 pro forma reduction in interest expense resulting from the February 1997 refinancing of the Company's bank credit agreement and the use of a portion of the net proceeds of the Company's February 1997 initial public offering (and the subsequent over-allotment sale of additional shares) to repay outstanding debt; (iv) eliminate the $4,902 ($7,428 pre-tax) extraordinary write-off of capitalized financing fees; and (v) reflect the as adjusted income tax expense at an estimated effective income tax rate of 34%. The actual results of operations for the nine months ended September 28, 1996 have been adjusted to give effect to: (i) the Barnes-Hind Acquisition; (ii) the March, 1997 divestiture of the Barnes-Hind U.S. Natural Touch product line; (iii) the elimination of the non-recurring impact of the inventory step-up in connection with the June 1995 Wesley Jessen Acquisition; (iv) the refinancing of the Company's then outstanding bank credit agreement; (v) the Company's initial public offering (and the subsequent over-allotment sale of additional shares) and the application of the net proceeds therefrom, as if each had occurred on January 1, 1996; and (vi) taxes at an estimated effective income tax rate of 34%.

     Net sales for the nine months ended September 27, 1997 increased $21.4 million, or 11.3%, to $211.4 million from $190.0 million for the nine months ended September 28, 1996. This increase resulted primarily from growth in sales of the Company's disposable and planned replacement contact lenses, from $52.8 million to $71.6 million, a 35.7% increase. The Company believes sales increases were due to the continued growing popularity of the Company's disposable lenses. Domestic sales increased by 14.4% from $105.7 million to $121.0 million, while sales in the rest of the world also increased by 7.3% from $84.2 million to $90.4 million.

     Gross profit for the nine months ended September 27, 1997 increased $21.3 million, or 17.8%, to $140.7 million from $119.4 million in the comparable 1996 period. Gross profit margin increased to 66.6% for the nine months ended September 27, 1997 from 62.9% in the comparable period. This improvement is due to realized operating efficiencies resulting from the initial cost reduction measures implemented as part of the Barnes-Hind Acquisition. The higher gross profit margin also is due to higher margins realized on the Company's disposable and planned replacement lenses because of higher production volumes and efficiencies as well as increased margins on the Company's conventional lens product lines.

     Marketing and administrative expenses for the nine months ended September 27, 1997 increased by $11.3 million, or 12.4%, to $103.0 million from $91.6 million for the nine months ended September 28, 1996. As a percentage of net sales, marketing and administrative expenses increased slightly to 48.7% in the 1997 period from 48.2% in the 1996 period. This increase is largely due to higher promotional spending for all product lines, in particular the former Barnes-Hind conventional lens products, along with higher performance related compensation expenses.

     Research and development expenses for the nine months ended September 27, 1997 decreased by $0.3 million, or 3.7%, to $8.8 million from $9.2 million for the nine months ended September 28, 1996. This decrease is due to operating synergies being realized by the Company as a result of the Barnes-Hind Acquisition, most notably in compensation-related expenses, partially offset by higher spending related to investigating alternate production materials. As a percentage of net sales, research and development expenses for the nine months ended September 27, 1997 decreased to 4.2% from 4.8% in the 1996 period.

     Income from operations for the nine months ended September 27, 1997 increased by $10.3 million to income of $29.5 million from $19.2 million for the nine months ended September 28, 1996. This resulted from higher sales volume and the substantial improvement in gross margin partially offset by the increase in marketing and administrative expenses.

     Other income for the nine months ended September 28, 1996 of $3.5 million represents non-recurring licensing fee income. There was no such income in the comparable 1997 period.

     Net income for the nine months ended September 27, 1997 increased by $4.6 million to $16.8 million from $12.2 million for the nine months ended September 28, 1996. Excluding the 1996 license fee income, net income for the nine months ended September 27, 1997 increased $6.9 million. This resulted from higher sales volume and improvement in the Company's gross margins, offset by increased spending in marketing and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has financed its operations primarily through funds provided from operations and through borrowings under a revolving credit facility. For the nine months ended September 27, 1997, the Company generated approximately $1.4 million in cash from operating activities, primarily as a result of improvements in profitability and reductions in inventory, partially offset by an increase in accounts receivable and payments made relating to the prior year's performance related compensation, integration costs relating to the Barnes-Hind Acquisition and income taxes. For the nine months ended September 28, 1996, the Company generated approximately $22.4 million in cash from operating activities, primarily as a result of improvements in profitability and decreases in accounts receivable and inventories and a decrease in accounts payable. Since December 31, 1996, the Company has reduced its long-term debt by $45.0 million, due entirely to the proceeds from the IPO and the Offering.

     For the nine months ended September 27, 1997 and September 28, 1996, the Company made capital expenditures of approximately $11.8 million and $3.8 million, respectively. The majority of these capital expenditures were for facility and equipment improvement, information technology enhancements, and site consolidations. The Company currently has budgeted approximately $8.4 million of capital expenditures for the remainder of 1997 to (i) facilitate the consolidation of the businesses; (ii) complete the integration of the Company's management information systems; and (iii) complete the automation of the Company's Southampton manufacturing facility. The Company expects to fund these capital expenditures primarily from cash generated from operating activities and borrowings under its revolving credit facility.

     In connection with the Wesley Jessen Acquisition, the Company initiated a series of restructuring activities as part of its cost rationalization program. As part of such acquisition, Schering-Plough agreed to incur the significant one-time expenses associated with the elimination of approximately 430 positions. In addition, the Company expended $5.0 million in cash from June 29, 1995 through September 27, 1997 to close facilities. Following the Barnes-Hind Acquisition, the Company expects to incur integration costs of approximately $20.4 million, principally for severance costs and lease expenses on vacated premises. Management expects that this integration will be substantially completed by April 1999. These costs were recorded in connection with the purchase accounting for the Barnes-Hind Acquisition. As of September 27, 1997, the Company has paid $7.6 million of these integration costs.

     As of September 27, 1997, the Company had approximately $77.0 million in borrowing availability under the Amended Bank Agreement. The Amended Bank Agreement imposes certain restrictions on the Company, including restrictions on its ability to incur indebtedness, declare dividends or other distributions, make investments and capital expenditures, grant liens, sell its assets and engage in certain other activities. In addition, the indebtedness of the Company under the Amended Bank Agreement is secured by substantially all of the assets of the Company, including the Company's real and personal property, inventory, accounts receivable, intellectual property and other tangible assets.

     Management believes that, based on current levels of operations and anticipated internal growth, cash flow from operations, potential borrowings available under the Amended Bank Agreement and available cash on hand at September 27, 1997 of $3.8 million, will be adequate over the next twelve months to make required interest payments on the Company's indebtedness, to fund anticipated capital expenditures and working capital requirements, to support the aforementioned restructuring and integration costs, and to enable the Company and its subsidiaries to comply with the terms of their debt agreements. Any cash surplus remaining after these payments will be used to reduce the outstanding revolving loans. However, actual capital requirements may change, particularly as a result of any acquisitions which the Company may pursue. The ability of the Company to meet its debt service obligations and reduce its total debt will be dependent, however, upon the future performance of the Company and its subsidiaries which, in turn, will be subject to general economic conditions and to financial, business and other factors, including factors beyond the Company's control. A significant portion of the consolidated debt of the Company bears interest at floating rates; therefore, the Company's financial condition is and will continue to be affected by changes in prevailing interest rates. In December of 1996, the Company purchased an interest rate cap on $35.0 million notional principal amount at a fixed rate of 8.5%, which expires on December 31, 1999. The cap is intended to provide partial protection from exposure relating to the Company's variable rate debt instruments in the event of higher interest rates.

     Approximately 43% of the Company's net sales for the nine months ended September 27, 1997 were to international customers and the Company expects that sales to international customers will continue to represent a material portion of its net sales. Historically, fluctuations in foreign currency exchange rates have had only a minor impact on the Company's results of operations and the Company does not expect such fluctuations to be material in the foreseeable future.

INFLATION

     Management believes that inflation has not had a material impact on results of operations for the Company during the nine months ended September 27, 1997 and September 28, 1996.

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

     As calculated under SFAS 128, pro forma basic and diluted earnings per share for the Company, on the adjusted basis presented on page 14, would be as follows:

                                            BASIC EARNINGS    DILUTED EARNINGS
                                               PER SHARE          PER SHARE
                                          --------------------------------------------
Three months ended September 27, 1997                     $0.41                  $0.36
Three months ended September 28, 1996                     $0.10                  $0.09
Nine months ended September 27, 1997                      $0.98                  $0.86
Nine months ended September 28, 1996                      $0.70                  $0.63

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

     SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," issued in June 1997, establishes standards for reporting information about operating segments in annual financial statements and interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Generally, financial information is required to be reported on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments. The Company is currently evaluating the Statement, which will be adopted in its financial statements for the year ending December 31, 1998.

FORWARD-LOOKING STATEMENTS

     This Management's Discussion and Analysis of Financial Condition and Results of Operation ("MD&A") contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"). Such forward-looking statements are based on the beliefs of the Company's management as well as on assumptions made by and information currently available to the Company at the time such statements were made. When used in this MD&A, the words "anticipate," "believe," "estimate," "expect," "intends," and simular expressions, as they relate to the Company are intended to identify forward-looking statements, which include statements relating to, among other things, (i) the ability of the Company to continue to compete successfully in the contact lens market; (ii) the anticipated benefits from new product introductions; (iii) the completion of the integration of Barnes-Hind with the Company; (iv) the strategic benefits of the Barnes-Hind Acquisition;
(v) the continued effectiveness of the Company's sales and marketing strategy; and (vi) the ability of the Company to continue to successfully develop and launch new products. Actual results could differ materially from those projected in the forward-looking statements as a result of the matters discussed herein and certain economic and business factors, some of which may be beyond the control of the Company.

PART II.  OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits. The following exhibits are filed herewith and made a part hereof:

Exhibit No.                           Description of Exhibit
-----------                           ----------------------

        4.1 Amended and Restated Credit Agreement, dated as of September 10, 1997, between the Company, Wesley Jessen Corporation, the various lending institutions named therein and Bankers Trust Company, as Agent.

       27.1  Financial Data Schedule.


(b) Reports on Form 8-K. The following report on Form 8-K was filed by the Company during the quarterly period ended September 27, 1997:

             Current Report on Form 8-K, dated July 31, 1997, filing press release relating to second quarter earnings.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  November 10, 1997                    WESLEY JESSEN VISIONCARE, INC.


                                            By   /s/ Ronald J. Artale
                                              ____________________________
                                                 Ronald J. Artale
                                                 (Duly authorized officer,
                                                 Vice President and Controller)