Form 10-K
period 1997-12-21
WESLEY JESSEN VISIONCARE INC
filed 1998-03-31
CIK 1027584

                                                                Draft of 3/24/98
                                                                ----------------
================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

     [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

     For the fiscal year ended   December 31, 1997   or
                               ---------------------

     [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

     For the transition period from ______ to ________

                   Commission file number         0-22033
                                            -------------------

                        WESLEY JESSEN VISIONCARE, INC.
            (Exact name of registrant as specified in its charter)

         Delaware                                       36-4023739
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                      Identification No.)

333 East Howard Avenue, Des Plaines, Illinois            60018-5903
(Address of principal executive offices)                 (Zip Code)

      Registrant's telephone number, including area code: (847) 294-3000

 Securities registered pursuant to Section 12(b) of the Act:  Not applicable.

          Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, par value $.01 per share
     -------------------------------------------------------------------
                                (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes   x      No
         -----       -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

     The aggregate market value of voting stock held by non-affiliates of the Registrant as of March 24, 1998 at a closing sale price of $34.25 as reported by the Nasdaq National Market was approximately $417,478,250. Shares of Common Stock held by each officer and director and by each person who owns or may be deemed to own 10% or more of the outstanding Common Stock have been excluded since such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     As of March 24, 1998, the Registrant had 17,766,656 shares of Common Stock outstanding.

                      Documents Incorporated by Reference

     Portions of the Registrant's Proxy Statement to be used in connection with the solicitation of proxies for the Registrant's 1998 Annual Meeting of Stockholders (the "Proxy Statement") are incorporated by reference in Part III of this Annual Report of Form 10-K (the "Form 10-K").
================================================================================

                        WESLEY JESSEN VISIONCARE, INC.

                      INDEX TO ANNUAL REPORT ON FORM 10-K


                                                                             Page No.
                                                                             --------
     PART I
     Item 1.     Business                                                          1
     Item 2.     Properties                                                       15
     Item 3.     Legal Proceedings                                                16
     Item 4.     Submission of Matters to a Vote of Security-Holders              16
     Item 4A.    Executive Officers of the Registrant                             16

     PART II
     Item 5.     Market for the Registrant's Common Equity and
                 Related Stockholder Matters                                      18
     Item 6.     Selected Financial Data                                          19
     Item 7.     Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                              19
     Item 7A.    Quantitative and Qualitative Disclosure About Market Risk        28
     Item 8.     Financial Statements and Supplementary Data                      28
     Item 9.     Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure                              28

     PART III
     Item 10.    Directors and Executive Officers of the Registrant               28
     Item 11.    Executive Compensation                                           28
     Item 12.    Security Ownership of Certain Beneficial Owners and Management   28
     Item 13.    Certain Relationships and Related Transactions                   28

     PART IV
     Item 14.    Exhibits, Financial Statement Schedules and Reports on Form
                 8-K                                                              28

                                    PART I

Item 1.  Business.

     Market data used throughout this report were obtained from industry publications and internal Company surveys. Industry publications generally state that the information contained therein has been obtained from sources believed to be reliable, but that the accuracy and completeness of such information are not assured. The Company has not independently verified these market data. Similarly, internal Company surveys, while believed by the Company to be reliable, have not been verified by any independent sources.

General

     Wesley Jessen VisionCare, Inc. (the "Company" or "Wesley Jessen") is the leading worldwide developer, manufacturer and marketer of specialty soft contact lenses, based on its share of the specialty lens market. The Company's products include cosmetic lenses, which change or enhance the wearer's eye color appearance; toric lenses, which correct vision for people with astigmatism; and premium lenses, which offer value-added features such as improved comfort for dry eyes and protection from UV light. The Company offers a broad range of both conventional contact lenses, which can typically be used for up to 24 months, and disposable contact lenses, which are intended to be replaced at least every two weeks. Founded in 1946 by pioneers in the contact lens industry, the Company has a long-standing reputation for innovation and new product introductions.

     The Company operates primarily in the specialty segment of the soft lens market. In recent years, in both the clear and specialty lens segments, there has been a pronounced shift in consumers' preferences toward disposable lenses and away from conventional lenses, which has led to a significant increase in contact lens expenditures per wearer. The Company estimates that more than 40% of U.S. soft lens wearers use disposable lenses, up from 21% in 1993. The Company also offers a complete line of conventional and disposable clear lenses, which are positioned as companion products to the Company's cosmetic lenses.

     According to an independent research firm, more than 75% of all contact lens prescribers in the United States offer the Company's products, which permits the Company to rapidly launch new categories of products. Wesley Jessen develops proprietary technologies, manufacturing processes and products through a combination of its in-house staff of more than 50 engineers and scientists and Company-sponsored research by third-party experts. The Company is among the largest advertisers in the industry and markets and sells its products to consumers through the second largest advertising campaign in the industry and to eyecare practitioners through its 196-person salesforce and network of 76 independent distributors, which together sell the Company's products in more than 75 countries.

     The Company was founded by Drs. Newton K. Wesley and George Jessen, who went on to pioneer the design, manufacture and fitting techniques of hard contact lenses. From 1980 to 1995, the Company operated as a wholly owned subsidiary of Schering-Plough Corporation ("Schering-Plough"). On June 28, 1995, Bain Capital Inc. ("Bain Capital") and the management acquired the Wesley Jessen division of Schering-Plough (the "Predecessor") in a leveraged acquisition (the "Wesley Jessen Acquisition"). On October 2, 1996, the Company acquired the Barnes-Hind division ("Barnes-Hind") of Pilkington plc (the "Barnes-Hind Acquisition"). At the time of the acquisition, Barnes-Hind was the third largest manufacturer of speciality contact lenses in the world, with a leading market position in premium and toric lenses.

Industry Overview

     Industry analysts estimate that over 50% of the world's population needs some type of corrective eyewear. In the United States alone, there are over 156 million people who require some form of corrective eyewear. Most individuals who wear contact lenses begin to do so in their early teens and the majority of wearers are between the ages of 18 and 39. The Company believes that the number of contact lens wearers will expand as technology improves the convenience, comfort and fit of contact lenses, so that lenses provide cost-effective and comfortable vision correction to a larger segment of the population.

     The contact lens industry is large and rapidly growing. In 1997, manufacturers' sales of contact lenses worldwide totaled $2.2 billion, representing a compound annual growth rate of 11% from $1.1 billion in 1990. According to industry analysts, the U.S. market for contact lenses is expected to grow approximately 10% per year through the year 2000. The Company believes that market growth outside the United States will likely exceed domestic growth because of lower contact lens penetration rates internationally. Since 1991, the number of contact lens wearers in the United States has increased by 4% per year while revenue per wearer has increased by 5% per year as conventional users have shifted to more costly specialty and disposable lenses. While the market for hard contact lenses has been relatively flat since 1991 with approximately 6 million U.S. wearers, the number of people wearing soft contact lenses has grown at a compound annual growth rate of 6% since that time.

     The contact lens industry can be divided into the soft lens portion, which represents approximately 80% of U.S. wearers, and the hard lens portion (primarily rigid gas permeable ("RGP")), which represents approximately 20% of U.S. wearers. Within the soft contact lens market, there are three principal replacement regimes: conventional, disposable and planned replacement. Conventional lenses are typically replaced after 12 to 24 months and require periodic cleaning throughout the life of the lens. Disposable soft contact lenses were introduced in the late 1980s based on the concept that changing lenses on a more frequent basis helped to improve comfort, convenience and health of the eye for many wearers. Disposable lenses are changed as often as daily or up to every two weeks depending on the product. Planned replacement lenses are designed to be changed as often as every month or up to every three months and currently represent a small portion of the overall soft lens market.

     The two primary segments within the soft lens market are clear and specialty. Clear lenses (lenses that do not provide value-added features that specialty lenses offer) represent approximately 70% of the U.S. soft lens market and include both conventional and disposable products. Growth in the clear lens segment has been driven primarily by growth in the population of 14- to 25-year-olds (the prime age group for new lens wearers), the substitution of soft for hard contact lenses and the continuous evolution in the contact lens market toward more frequent replacement of contact lenses.

     Specialty lenses represent the remaining 30% of the U.S. soft lens market and generally command a premium price because they are designed for patients who have a medical need for a specialized lens or who desire a lens with additional features. Specialty lenses include cosmetic lenses (which change or enhance the natural color of eyes while correcting vision), toric lenses (for astigmatics) and premium lenses that offer protein deposit resistance, improved visual acuity, enhanced comfort for dry eyes or UV protection. Disposable lenses have recently been introduced into the specialty segment and are expected to gain market share. The specialty lens segment of the soft contact lens market has higher projected growth rates than the clear lens segment. For the period from 1994 to 1997, the number of specialty lens wearers has increased at a rate of 11% per year as compared to a 4% per year increase in the number of clear lens wearers. The Company believes that continued rapid growth in sales of specialty lenses will result from (i) the continued trend toward disposables; (ii) increased awareness among consumers and eyecare practitioners of the value-added features available with specialty lenses; and (iii) new product innovations, such as disposable toric contact lenses, new cosmetic designs, UV protection lenses and effective bifocal contact lenses.

     An important characteristic of the contact lens industry is that an individual's need for corrective eyewear is chronic. The need for vision correction is often diagnosed at an early age and increases over time. Contact lenses represent an alternative to eyeglasses, while offering improved peripheral vision and additional features, such as eyecolor enhancement and UV protection. Contact lens wearers will typically purchase lenses regularly for several years.

     Contact lenses require a prescription specifying a particular brand of lenses. Such prescriptions are written by either ophthalmologists or optometrists referred to in the contact lens industry as "fitters". An ophthalmologist is a physician with a Doctor of Medicine ("MD") degree who specializes in eyecare and an optometrist is a state-licensed eyecare specialist who holds a Doctor of Optometry ("OD") degree. Fitters have the ability to influence patients' choice of which contact lens brand they will wear. Therefore, if a contact lens manufacturer successfully markets its products to a fitter, that fitter will carry that manufacturer's brand of contact lenses in inventory and offer it to patients. Once the brand is in the fitter's inventory, the manufacturer will likely receive a stream of revenues from new patients for whom the brand is prescribed as well as from patients who are refitted, change lens types or need different prescriptions. Also, the manufacturer will be more likely to successfully place new products in the fitter's inventory. Prescriptions for contact lenses are filled by either ophthalmologists, optometrists, optical chains, health maintenance organizations (HMOs), pharmacies or mail order houses.

     The contact lens industry is characterized by high brand loyalty. The Company believes that wearers resist switching brands once a particular brand is prescribed and fitted successfully. By staying with an existing brand, a customer can replace his or her current lens without an eye examination. Even for an adjusted prescription, customers typically acclimate to a particular lens design and may experience discomfort if refitted with a new brand. Typically, only when a customer is experiencing difficulty with a lens or the customer wants to switch from conventional to disposable lenses or from clear to specialty lenses will a fitter refit with a different brand of lens. The Company believes, based on historical patterns in the contact lens industry that once a product category has matured, brand loyalty causes competitive market share to remain relatively constant. However, overall market share may shift because of different growth rates of each category or the creation of new categories.

     No new significant competitors have entered the soft contact lens industry in the last ten years. To compete successfully in the industry entails substantial risks and requires significant investment of time and resources. In particular, the Company believes a new entrant must successfully (i) develop innovative product offerings; (ii) master the sophisticated processes required to manufacture contact lenses; (iii) invest the significant capital required to develop manufacturing capacity; (iv) overcome existing patent protections covering the design, materials and manufacturing processes of contact lenses; and (v) obtain FDA product clearances, each of which may take several years.

Products

     The following table sets forth the approximate composition, by product line, of the Company's net sales for the year ended December 31, 1997:


                           Net Sales by Product Line
                             (dollars in thousands)

                                                                                    Year Ended
                                                                                -------------------
Product Line                                                                    December 31, 1997
------------                                                                    -------------------

                                                                                  Amount   Percent
                                                                                ---------  --------
      Specialty Lenses                                                           $227,495        81%

      Clear Lenses                                                                 45,444        16%

      Hard/Other Lenses                                                             9,239         3%
                                                                                 --------       ---

            Total Lenses                                                         $282,178       100%
                                                                                 ========       ===

     Specialty Lenses. The Company's products primarily consist of specialty soft contact lenses, including cosmetic, toric and premium lenses. With the broadest product offering in the industry, the Company captured nearly 38% of the U.S. specialty lens segment in 1997. The Company's specialty soft contact lens products include the following:

     Cosmetic Lenses. Cosmetic lenses enhance or change the color of a wearer's eyes. The Company's opaque color lenses, which change the color of dark eyes (e.g., brown to green), utilize a patented dot matrix technology that the Company believes allows for superior cosmetic appeal. As a result, the Company's opaque cosmetic lens products have become the standard in the market. In early 1996, the Company introduced its new enhancer color lenses, which enhance the natural color of light eyes and which the Company believes will become the market standard due to its patented color printing process that allows the pupil-covering zone of the lens to remain clear. The Company manufactures a complete line of cosmetic lenses, including: (i) the conventional DuraSoft 2 daily wear lens, which is removed and cleaned daily and typically is replaced after 12 to 24 months; (ii) the conventional DuraSoft 3 extended wear lens, which can be worn overnight for up to seven days and is also typically replaced after 12 to 24 months; and (iii) the disposable FreshLook contact lens, which is typically replaced every two weeks. With the broadest product offering in the cosmetic lens segment, the Company captured over 55% of the U.S. cosmetic lens market in 1997.

     Toric Lenses. Toric lenses are designed to correct vision for people with astigmatism, which is characterized by an irregularly shaped cornea. Prior to the introduction of the Company's toric lenses and other competing products in the late 1980s, this condition was not effectively correctable through the use of soft contact lenses. In February 1997, the Company introduced a toric version of its enhancer colored lenses. Approximately 30% of the U.S. population requiring vision correction are diagnosed with astigmatism, of which only 5% currently wear soft contact lenses. The Company's Optifit, Hydrocurve and CSI toric lenses captured approximately 25% of the U.S. toric lens market in 1997.

     Premium Lenses. Premium lenses offer the wearer value-added features such as protein deposit resistance, improved visual acuity, enhanced comfort for dry eyes and UV protection. The Company manufactures the premium CSI lens, which has long been regarded by eyecare practitioners and optical retailers as having superior visual acuity and deposit resistance. The Company also recently repositioned Precision UV, the first disposable lens available with UV protection, which is quickly gaining share from many clear disposable lenses. The Company's market research suggests that some 90% of contact lens wearers are interested in lenses offering UV protection. The Company's Gentle Touch product, which is typically replaced every three months, was the first lens designed specifically for and approved by the FDA for use without intensive cleaning or special handling required of conventional lenses and offers the unique combination of enhanced comfort for dry eyes, deposit resistance and low cost relative to disposable alternatives. The Company captured 90% of the U.S. premium lens segment in 1997.

     The following table sets forth certain of the brand names under which the Company's specialty contact lenses are sold:

            Type of Lens                       Specialty Contact Lens
           --------------         ----------------------------------------------
                                        Cosmetic          Toric       Premium
                                  -------------------  -----------  ------------
Conventional:                     DuraSoft             CSI          Aquaflex
                                  Elegance (a)         Optifit      CSI Clarity
                                  Natural Touch (a)    Hydrocurve   Hydrocurve
                                  Wild Eyes novelty

Disposable/ Planned Replacement:
                                  FreshLook Colors     FreshLook    Gentle Touch
                                  FreshLook Enhancers               Precision UV

 (a) Used only in international markets.


     The Company has successfully entered into the private label market with the offering of a private label UV protection lens. The Company sells its specialty contact lenses under private label primarily in Japan, the United Kingdom, Canada and France. The Company believes that the private label market offers significant growth opportunities due to the Company's unique product offerings and low-cost manufacturing capabilities.

     Clear Lenses. Wesley Jessen manufactures a complete line of conventional and disposable clear lenses that are positioned as companion lenses to the DuraSoft and FreshLook cosmetic product lines. The Company believes that eyecare practitioners can increase their revenues and profitability, as well as the value provided to lens wearers, by fitting patients with either a DuraSoft or FreshLook clear or cosmetic lens and then selling the patient a companion cosmetic or clear lens with no additional fitting expense. In fact, approximately 70% of color lens wearers also own clear lenses.

     Hard/Other Lenses. The Company also sells Polycon RGP lenses to a large base of eyecare practitioners who fit RGP lenses. In addition, the Company manufactures prosthetic lenses, which are custom cosmetic products that return damaged or disfigured eyes to normal appearance. The Company donates all profits generated from its prosthetic product line to professional associations to generate goodwill with eyecare practitioners.

Research and Development

     The Company's research and development efforts are focused on product development and process technology to support its specialty lens business. The Company maintains a core research and development staff of over 50 engineers and scientists, which oversees the Company's research projects. Such projects are generally conducted by independent laboratories and universities at the Company's direction and expense. The Company's research and development expenses totaled $12.0 million, or 4.3% of net revenues, for the year ended December 31, 1997.

     In the last twelve months, the Company has introduced four new products or line extensions, including colored toric lenses, custom toric and color lenses and expanded cosmetic powers and colors. The Company also developed an improved, patented UV protection specialty lens for which it received FDA approval in January 1996. The UV protection lens allows the Company to further penetrate the emerging health-conscious market and permits cross-promotion with the Company's current specialty lens wearers.

     The Company has a history of innovation and new product introductions. The Company is currently investing in the development of, among other specialty products, a disposable toric lens, a next generation cosmetic lens, and a new disposable UV-protection lens. The Company is also investing in the development of bifocal contact lenses (for persons, typically over age 45, who experience both farsightedness and nearsightedness) and has received several patents related to its bifocal lens technology. In the contact lens industry, no products currently being marketed in the bifocal category have achieved widespread commercial acceptance, and as a result, the Company believes that a significant market opportunity is available to the Company if it can harness its capabilities to successfully launch bifocal contact lenses. Finally, the Company has targeted additional research and development projects to cut manufacturing costs in the cosmetic, premium and toric product lines.

Manufacturing

     Substantially all of the Company's products are manufactured in the Company's four principal production facilities, which are located in Cidra, Puerto Rico; Des Plaines, Illinois; San Diego, California; and Southampton, United Kingdom. See "--Properties." The Company utilizes state-of-the-art manufacturing equipment and process technology to control the quality of its products and to minimize costs. The Company engages in manufacturing processes that are designed to handle short production runs. As a result, the Company believes that it enjoys a competitive advantage over other contact lens manufacturers because it can be more versatile and cost-competitive in market segments that require special features and products manufactured to meet more stringent specifications. The Company's disposable lens manufacturing facilities are currently operating at approximately 70% of their maximum capacity and have sufficent capacity to meet the Company's needs for several years.

     The Company produces its hard and soft contact lens products primarily through manufacturing processes known as lathing and cast molding. Lathing is a machining process through which a piece of rigid lens material is shaped into a concave form with refractive characteristics by using a high-precision lathe. Following this machining, soft lenses are hydrated in a saline solution and sterilized, while RGP lenses are produced using polymers that do not absorb moisture and do not require sterilization. Lathing technology is particularly well suited for use in short production runs and is used by the Company to produce soft lenses at its Cidra, Puerto Rico; San Diego, California; and Southampton, United Kingdom facilities and to produce RGP lenses at its Atlanta, Georgia and Farnham, United Kingdom facilities.

     The Company also uses cast molded technology to produce its disposable contact lenses. In this process, a disposable plastic mold is made through the use of an automated injection molding press containing highly-engineered optical tooling. A liquid monomer is then dispensed into the mold which polymerizes to form the lens. In dry cast molding, the lenses are formed in a rigid state and are hydrated to their final characteristics after being removed from the mold. In wet cast molding, the lenses are formed fully hydrated. The Company uses dry cast molded technology at its Southampton, United Kingdom facility and wet cast molded technology at its Des Plaines, Illinois facility.

Sales and Marketing

     The Company has implemented a two-pronged sales and marketing strategy that reflects the Company's belief that both consumers and eyecare practitioners are important to the success of the Company's products. To generate consumer awareness and increase demand for its products, the Company has spent approximately $10 million in 1997 on a national advertising campaign featuring Christy Turlington. In total, the Company spent approximately $20 million worldwide during 1997 for the advertisement and promotion of its disposable cosmetic lenses. The Company also has developed cross-promotion programs designed to increase sales of its cosmetic lenses by offering a set of the Company's most popular cosmetic lenses with each purchase of a set of six pairs of clear disposable lenses.

     Due to the fitter's influence over a patient's choice of contact lens brand, the Company believes that developing and maintaining strong relationships with eyecare practitioners is the most critical aspect of its sales and marketing strategy. The Company has a salesforce of 196 persons who market the Company's products to eyecare practitioners. The Company's salesforce seeks to train new ODs and MDs to fit the Company's lenses and to inform them of the revenue potential and value-added features of the Company's products. In marketing to eyecare practitioners, the Company stresses the quality and features offered by its products, the breadth of its product line and the ability of such practitioners to generate more revenue per patient by offering the Company's value-added products. The Company also advertises its products to eyecare practitioners through promotional materials, trade publications and conventions.

     The Company currently sells through a direct salesforce in North America, Europe and Australia. Countries in Europe, Asia and Latin America not directly served by the Company are serviced by a broad network of distributors. The Barnes-Hind Acquisition strengthened the Company's global distribution infrastructure by contributing direct salesforces in Germany, Spain, Belgium, Netherlands, Luxembourg and Australia, in addition to strengthening existing salesforces in the United States, France, Italy, Canada and the United Kingdom.

     The following table sets forth the Company's net sales to the geographic regions indicated for the year ended December 31, 1997:


                        Net Sales to Geographic Regions
                             (dollars in thousands)


                           Region                                Amount                  Percent
                 -----------------------------                  --------                 -------
United States.................................                  $160,420                      57%
Rest of World.................................                   121,758                      43%
                                                                --------                   -----
  Total.......................................                  $282,178                   100.0%
                                                                ========                   =====

     See Note 15 to Notes to Consolidated Financial Statements for information relating to the Company's international operations.

Customers

     The Company currently sells its products through a variety of channels including fitters and distributors who sell to fitters and lens-replacement suppliers. The Company sells to a highly fragmented account base with no one customer accounting for more than 5% of its revenues for the year ended December 31, 1997. Furthermore, the Company's top 10 customers accounted for less than 25% of its revenues for the year ended December 31, 1997.

     In the United States, the Company sells to three customer segments: private practitioners, chain accounts and distributors. There are approximately 17,700 private practitioners (MDs and ODs not affiliated with a retail chain) who fit the Company's products. In addition, the Company has distribution in over 5,000 retail chain locations, such as Cole National Corporation, LensCrafters, National Vision Association and Wal-Mart Stores, Inc., that advertise, promote and fill prescriptions for the Company's products. Distributors supply but do not fit the Company's lenses. The chart below illustrates the mix of distribution channels used by Wesley Jessen in the United States in 1997:

                       Net Sales by Distribution Channel
                         (as a percentage of net sales)

                                                                                    Percent of 1997
                                                                                    ---------------
                                   Distribution Channel                                U.S. Sales
                                   --------------------                                ----------
                          Private Practitioners.............................                50%
                          Chain Accounts....................................                16%
                          Distributors......................................                34%
                                                                                           ---
                                Total.......................................               100%
                                                                                           ===

     In Europe, key corporate accounts like Boots and D&A in the United Kingdom and Optic 2000 in France have selected the Company's lenses as their private label as well as offering its branded products. In Japan, the world's second largest contact lens market, the Company has formed strategic relationships with five of the leading hard and soft contact lens manufacturers. The Company has doubled its Japanese sales in the last year using this strategy.

     The Barnes-Hind Acquisition provided Wesley Jessen with access to a new set of accounts and the opportunity to cross-sell existing product lines between Wesley Jessen's and Barnes-Hind's extensive customer bases.

Distribution

     The Company performs most warehousing, inventory management, order taking and order fulfillment functions in-house. The Company's fulfillment system provides the flexibility to receive, fill and ship orders as small as a single lens and as large as a full truckload. Approximately 8,500 orders are received daily, primarily by telephone and facsimile in seven customer service centers in North America, Europe, Japan and Australia.

     In the U.S., approximately 66% of the Company's lenses are shipped primarily by common carriers directly to eyecare practitioners from distribution centers in San Diego, California and Des Plaines, Illinois. The remaining 34% are shipped to distributors, who resell lenses to practitioners and mail-order houses. In several key markets outside the U.S., the Company sells and distributes lenses directly to eyecare practitioners. In other international markets, the Company serves customers through its network of 76 independent distributors.

Competition

     The contact lens market is highly competitive. The Company faces competition from other companies within each segment of the contact lens market in which it operates. In the specialty segment of the market, the Company principally competes with divisions of large medical and pharmaceutical companies, including Ciba Vision (a division of Novartis Corporation) and Bausch & Lomb, Inc. as well as with smaller companies. To the extent the Company operates in the clear lens segment, it faces competition primarily from Vistakon (a division of Johnson & Johnson) and other large contact lens manufacturers such as Ciba Vision and Bausch & Lomb, Inc. Certain of the Company's competitors in each segment have lower costs of operations, products with enhanced features, substantially greater resources to invest in product development and customer support, greater vertical integration and greater access to financial and other resources than the Company. While the Company is the leading manufacturer and distributor of specialty contact lenses, the Company ranks fourth in the contact lens market overall in terms of net revenues. To a lesser extent, the Company also competes with manufacturers of eyeglasses and providers of other methods of vision correction, including refractive surgical procedures.

     Within the contact lens market, the Company believes that the principal competitive factors in the specialty segment include product innovation, brand awareness, product quality and price. Due to the manner in which contact lenses are distributed (i.e., through prescription), the Company also competes on the basis of its relationships and reputation with eyecare practitioners.

Suppliers

     The Company has a broad base of suppliers. The Company has qualified multiple vendors to supply substantially all of the materials used by the Company in its manufacturing processes and actively seeks to qualify new vendors to insure adequate access to such materials. The primary raw materials used by the Company in the production of contact lenses are specialty chemicals. For the year ended December 31, 1997, no supplier accounted for more than 5% of the Company's costs of goods sold.

     The Company utilizes a number of advanced polymers and other sophisticated materials in the production of its contact lenses. Due to the highly technical and specialized nature of certain of its production materials, the Company relies from time to time on single suppliers to provide it with sufficient quantities of certain materials used in the production of one or more of its product lines. To minimize its reliance on a particular vendor, the Company continually seeks to identify multiple vendors qualified to supply its production materials. Although the Company believes that it is not dependent on any single supplier, the inability of the Company to obtain sufficient quantities of certain production inputs could have a material adverse effect on the Company's financial condition or results of operations.

Patents and Trademarks

     The Company's business and competitive position benefit from the validity and enforcement of its intellectual property protection. The Company owns a variety of patents, trademarks, trade secrets, know-how and other intellectual property which it believes to be important to its current and future success. The market for the Company's products rewards product innovation, which tends to amplify the importance of intellectual property protection.

     The Company holds numerous U.S. and foreign patents and patent applications which relate to aspects of the technology used in the Company's products. The Company's policy is to file patent applications to protect technology, inventions and improvements that are considered important to the development of its business. There can be no assurance that patent applications filed by the Company will result in the issuance of patents or that any of the Company's intellectual property will continue to provide competitive advantages for the Company's products or will not be challenged, circumvented by others or invalidated.

     The Company holds more than 70 U.S. patents, many of which have been extended into key foreign countries. The most important part of the Company's patent portfolio relates to the design and production techniques of the Company's cosmetic lenses. These patents begin to expire in the year 2004. The Company's patents include patterns for changing the color of and enhancing the iris, as well as methods for performing the printing operation and promoting the adhesion of the printed ink to the lens. This group of patents covers both the technology used by the Company in the production of its cosmetic lenses, as well as many viable alternatives which could be used to replicate such production techniques. Another important group of patents covers the Company's newest lens molding technology, which accommodates a high degree of automation with correspondingly lower manufacturing cost. The features covered are casting cup design, numerous process techniques and blister package design. The Company has filed but not yet received a patent for its automatic lens inspection system. The Company also holds patents covering a UV-absorbing lens and a proprietary compound for making such lenses, the design and manufacture of toric lenses, lens materials and bifocal lens technology.

     The Company's policy is to aggressively prosecute and defend its patents and other proprietary technology. The Company is currently seeking to enforce its intellectual property rights to cosmetic lenses in lawsuits pending in Italy. The prosecution and defense of intellectual property protections, like any lawsuit, is inherently uncertain and carries no guarantee of success. The protection of intellectual property in certain foreign countries is particularly uncertain. There can be no assurance that the prosecution and defense of its intellectual property will be successful or that the Company will be able to secure adequate intellectual property protections in the future.

     The Company's trademarks include the following well recognized brand names:
Aquaflex(R), CSI(R), DuraSoft(R), Elegance, FreshLook(R), Gentle Touch, Hydrocurve, Optifit(R), Polycon(R), Precision UV and SoftPerm(R). The Company's policy is to register trademarks in countries where registration is available and deemed necessary or appropriate. Trademark applications are pending for various marks in the United States and other countries. There are gaps in registrations, and some marks may not be available for use in various countries.

     In addition to patents and trademarks, the Company owns certain trade secrets, copyrights, know-how and other intellectual property. The Company seeks to protect these assets, in part, by entering into confidentiality agreements with its business partners, consultants and vendors and appropriate non-competition agreements with its officers and employees. There can be no assurance that these agreements will not be breached, that the Company will have adequate remedies for any such breach or that the Company's trade secrets and other intellectual property will not otherwise become known or be independently developed by others and thereby become unprotected.

Government Regulation

     The Company's products are generally regulated in the United States and in foreign countries as medical devices. As a manufacturer of medical devices, the Company is subject to regulation in the United States by the Food and Drug Administration (the "FDA") and corresponding state and foreign regulatory agencies where the Company sells its products. These regulations generally govern the introduction of new medical devices, the maintenance of certain records, the tracking of devices and other matters. The regulatory environment in which the Company operates can be expensive, time-consuming and uncertain.

FDA Regulation

     Pursuant to the Federal Food, Drug and Cosmetic Act (the "FDC Act"), and the regulations promulgated thereunder, the FDA regulates the preclinical and clinical testing, manufacture, labeling, distribution, and promotion of medical devices.

     Noncompliance with applicable requirements can result in, among other things, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, failure of the government to grant premarket clearance or premarket approval for devices, withdrawal of marketing clearances or approvals and criminal prosecution. The FDA also has the authority to request the recall, repair, replacement or refund of the cost of any device manufactured or distributed by the Company.

     Under the FDC Act, clearance or approval by the FDA is required prior to the commercialization of a medical device. The FDA classifies medical devices as Class I, Class II or Class III, depending on the nature of the medical device and the existence in the market of any similar devices. The nature of the clearance or approval procedures is dependent on the classification of the medical device in question. Class I medical devices are subject to general controls, including labeling, premarket notification and adherence to the FDA's good manufacturing practice regulations (''GMP Regulations''). Class II medical devices are subject to general and special controls, including performance standards, postmarket surveillance, patient registries and FDA guidelines. Class III medical devices are those which must receive premarket approval by FDA to ensure their safety and effectiveness, are generally life-sustaining, life-supporting devices or implantable devices or new devices which have been found not to be substantially equivalent to currently marketed medical devices. The Company's products are generally regulated as Class II medical devices, with some products (extended wear lenses) regulated as Class III medical devices.

     Before a new device can be introduced into the U.S. market, it must receive from the FDA clearance or approval, either premarket notification clearance under Section 510(k) of the FDC Act or approval pursuant to the more costly and time-consuming PMA procedure. The Company's daily wear contact lenses are generally subject to the 510(k) clearance procedure while its extended wear contact lenses are subject to the PMA requirements. A PMA application must be supported by valid scientific evidence to demonstrate the safety and effectiveness of the device, typically including the results of clinical trials, bench tests, laboratory and animal studies. The PMA must also contain a complete description of the device and its components, and a detailed description of the methods, faculties and controls used to manufacture the device. In addition, the submission must include the proposed labeling, advertising literature and any training materials. The PMA process can be expensive, uncertain and lengthy, and a number of devices for which FDA approval has been sought by other companies have never been approved for marketing. Modifications to a device that is the subject of an approved PMA, its labeling, or manufacturing process may require approval by the FDA of PMA supplements or new PMAs. Supplements to a PMA often require the submission of the same type of information required for an initial PMA, except that the supplement is generally limited to that information needed to support the proposed change from the product covered by the original PMA.

     A 510(k) clearance will be granted if the submitted information establishes that the proposed device is "substantially equivalent" to a legally marketed Class I or Class II medical device or a Class III medical device for which the FDA has not called for PMAs. For any devices that are cleared through the 510(k) process, modifications or enhancements that could significantly affect safety or effectiveness, or constitute a major change in the intended use of the device, will require new 510(k) submissions. While less expensive and time-consuming than obtaining PMA clearance, securing 510(k) clearance may involve the submission of a substantial volume of data, including clinical data, and may require a substantive review of six months or more. The Company markets contact lenses which have received 510(k) clearances as well as lenses which have been the subject of approved PMA applications.

     Any products manufactured or distributed pursuant to 510(k) clearance or an approved PMA are subject to pervasive and continuing regulation by the FDA, including recordkeeping requirements and reporting of adverse experience with the use of the device.

     The Company currently has over 20 PMAs and 510(k) clearances for its products marketed in the United States. New products may require clinical studies to support a PMA or 510(k) clearance. There is no certainty that clinical studies involving new products will be completed in a timely manner or that the data and information obtained will be sufficient to support the filing of a PMA or 510(k) clearance. There can be no assurance that the Company will be able to obtain necessary approvals to market new devices or any other products under development on a timely basis, if at all, and delays in receipt or failure to receive such approvals, the loss of previously received approvals, or failure to comply with existing or future regulatory requirements could have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company has made modifications to its devices which the Company believes do not require the submission of new 510(k) notices or PMA supplements. There can be no assurance, however, that the FDA would agree with any of the Company's determinations not to submit a new 510(k) notice or PMA supplement for any of these changes or would not require the Company to submit a new 510(k) notice or PMA supplement for any of the changes made to the device. If the FDA requires the Company to submit a new 510(k) notice or PMA supplement for any device modification, the Company may be prohibited from marketing the modified device until the 510(k) notice or PMA supplement is cleared by the FDA. There can be no assurance that future clearances or approvals, whether under the 510(k) clearance procedure or the PMA procedure, will be obtained in a timely fashion or at all. The failure to obtain such clearances or approvals in a timely fashion or at all could have a material adverse effect on the Company's business, financial condition or results of operations.

     If human clinical trials of a device are required, whether for a 510(k) or a PMA, and the device presents a "significant risk," the sponsor of the trial (usually the manufacturer or the distributor of the device) is required to file an investigational device exemption (''IDE'') application prior to commencing human clinical trials. IDE regulations generally require FDA approval and approval by an independent institutional review board before a clinical study may begin. Conforming with IDE regulations can add significant cost and/or delay to the process of obtaining FDA approval for a medical device. Submission of an application IDE does not give assurance that the FDA will approve the IDE application and, if it is approved, there can be no assurance that the FDA will determine that the data derived from these studies support the safety and efficacy of the device or warrant the continuation of clinical studies. Sponsors of clinical trials are permitted to sell investigational devices distributed in the course of the study provided such compensation does not exceed recovery of the costs of manufacture, research, development and handling. An IDE supplement must be submitted to and approved by the FDA before a sponsor or investigator may make a change to the investigational plan that may affect its scientific soundness or the rights, safety or welfare of human subjects.

     As a manufacturer of medical devices, the Company is required to register with the FDA and comply with the FDA's good manufacturing practice regulations. GMP Regulations require that the Company manufacture its products and maintain its manufacturing, testing and control activities records in a prescribed manner. Further, the Company is required to comply with FDA requirements for labeling and promoting its products. The Company is subject to periodic inspections by the FDA and can be subjected to a number of regulatory actions if it is found not to be in compliance with applicable laws and regulations. If the FDA believes that a company may not be operating in compliance with applicable laws and regulations, it can record its observations on a form FDA 483; place the company under observation and reinspect the facilities; institute proceedings to issue a warning letter apprising of violative conduct; detain or seize products; mandate a recall; enjoin future violations; and assess civil and criminal penalties against the company, its officers or its employees. In addition, clearances or approvals could be withdrawn in appropriate circumstances. Failure to comply with regulatory requirements or any adverse regulatory action could have a material adverse affect on the Company. On occasion, the Company has received notifications from the FDA of alleged deficiencies in the Company's compliance with FDA requirements. The Company's San Diego, California; Southampton, United Kingdom; Cidra, Puerto Rico; and Des Plaines, Illinois facilities have been inspected within the past two years. Two form FDA 483s were issued. The Company responded to one such form with corrective action which the FDA accepted. In March 1996, the Company objected to the other form as unfounded. The Company has received no further communications from the FDA on such matter. The Company does not expect such inspections to give rise to any material FDA compliance issues or to otherwise have a material adverse effect on the Company.

     Manufacturers of medical devices for marketing in the United States must also comply with medical device reporting (''MDR'') requirements that a firm report to FDA any incident in which its product may have caused or contributed to a death or serious injury, or in which its product malfunctioned and, if the malfunction were to recur, it would be likely to cause or contribute to a death or serious injury. Labeling and promotional activities are subject to scrutiny by the FDA and, in certain circumstances, by the FTC. Current FDA enforcement policy prohibits the marketing of approved medical devices for unapproved uses.

     The Company is subject to routine inspection by the FDA and certain state agencies for compliance with GMP requirements, MDR requirements, and other applicable regulations. The FDA has recently finalized changes to the GMP regulations, including the addition of design control requirements, which will likely increase the cost of compliance with GMP requirements. There can be no assurance that the Company will not incur significant costs to comply with laws and regulations in the future or that laws and regulations will not have a material adverse effect upon the Company's business, financial condition or results of operation. The Company believes that all of its products offered for sale have received all required FDA approvals or clearance, and that it is in substantial compliance with FDA regulations, including GMP and MDR requirements.

International Regulation

     The Company's products are also subject to regulation in other countries in which it sells its products. The laws and regulations of such countries range from comprehensive medical device approval procedures such as those described above to simple requests for product data or certifications. The number and scope of these laws and regulations are increasing. In particular, medical devices in the EU are subject to the EU's new medical devices directive (the "Directive").

     Under the system established by the Directive, all medical devices other than active implants and in vitro diagnostic products must qualify for CE marking by June 14, 1998. "CE marking" means the manufacturer certifies that its product bearing the CE mark satisfies all requirements essential for the product to be considered safe and fit for its intended purpose. During the transitional period (from January 1, 1995 to June 14, 1998) medical devices can be placed on the market and put into service if they comply with the requirements of the Directive or national requirements that were in force on December 31, 1994.

     In order to qualify for CE marking, the manufacturer must comply with the "Essential Requirements" of the Directive, relating to the safety and performance of the product. In order to demonstrate compliance, a manufacturer is required to undergo a conformity assessment, which includes assessment of the manufacturer's quality assurance system by self-selected certification organizations referred to as a "Notified Body." After all necessary conformity assessment tests have been completed to the satisfaction of the Notified Body and the manufacturer is convinced that it is in full compliance with the Directive, CE marking may be affixed on the products concerned. The Company has undergone such conformity assessment, with two Dutch and one British non-governmental entities chosen by the Company as its Notified Bodies. The Company has received CE marking authorization for all products it currently markets in the EU.

     Although member countries must accept for marketing medical devices bearing a CE marking without imposing further requirements related to product safety and performance, each country may require the use of its own language or labels and instructions for use. "National Competent Authorities" who are required to enforce compliance with the requirements of the Directive, can restrict, prohibit and recall CE-marked products if they are unsafe. Such a decision must be confirmed by the European Commission in order to be valid. Member countries can impose additional requirements as long as they do not violate the Directive or constitute technical barriers to trade.

     Additional approvals from foreign regulatory authorities may be required for international sale of the Company's products in non-EU countries. Failure to comply with applicable regulatory requirements can result in the loss of previously received approvals and other sanctions and could have a material adverse effect on the Company's business, financial condition and results of operations.

Additional Regulation

     The Company also is subject to numerous federal, state and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control and disposal of hazardous or potentially hazardous substances. There can be no assurance that the Company will not be required to incur significant costs to comply with such laws and regulations in the future or that such laws or regulations will not have a material adverse effect upon the Company's ability to do business.

     The Company's success depends to a significant extent upon the success of its customers in the retail optical industry. These customers are subject to a variety of federal, state and local laws, regulations and ordinances, including those regarding advertising, location and design of stores, products sold and qualifications and practices of the industry. The state and local legal requirements vary widely among jurisdictions and are subject to frequent change. Furthermore, numerous health-care related legislative proposals have been made in recent years in the United States Congress and in various state legislatures. The potential impact of these proposals with respect to the business of the Company's customers is uncertain, and there is no assurance that the proposals, if adopted, would not have a material adverse impact on the Company.

Employees

     As of December 31, 1997, the Company had approximately 2,820 full-time and part-time employees, including 1,785 in the United States (including Puerto
Rico), 970 in Europe, and 68 in the rest of the world. The Company has no collective bargaining agreements with any union and believes that its overall relations with employees are satisfactory.

Environmental, Health and Safety Matters

     The Company is subject to federal, state, local and foreign environmental laws and regulations and is subject to liabilities and compliance costs associated with the past and current handling, processing, storing and disposing of hazardous substances and wastes. The Company's operations are also subject to federal, state and local occupational health and safety laws and regulations. The Company devotes resources to maintaining environmental regulatory compliance and managing environmental risk and believes that it conducts its operations in substantial compliance with applicable environmental and occupational health and safety laws and regulations. The Company does not expect to incur material capital expenditures for environmental controls in the current or succeeding fiscal year.

     In connection with the Wesley Jessen Acquisition and the Barnes-Hind Acquisition, the respective sellers, subject to certain limitations, agreed to retain responsibility for, and indemnify the Company from and against, certain environmental matters. These matters include addressing a limited area of historical contamination at the Company's Des Plaines facility and settling any liability of Barnes-Hind at a Superfund site located in Whittier, California. Notwithstanding these contractual agreements, the Company could be pursued in the first instance by governmental authorities or third parties with respect to certain indemnified matters, subject to the Company's right to seek indemnification from the appropriate seller. Management does not currently believe that any such matter will have a material adverse effect on the business or financial condition of the Company.

Item 2.  Properties.

     The Company's principal manufacturing facilities are located in Cidra, Puerto Rico; Des Plaines, Illinois; San Diego, California; and Southampton, United Kingdom. Following the Wesley Jessen Acquisition, the Company's headquarters were relocated from Chicago to its facility in Des Plaines, Illinois (a suburb of Chicago). In Europe, Barnes-Hind has consolidated warehouses and customer service centers into one distribution center in the United Kingdom and two customer service centers in the United Kingdom and France. In addition, the former corporate headquarters of Barnes-Hind, which was located in Sunnyvale, California, was closed in the third quarter of 1997.

     The Company believes that substantially all of its property and production equipment is in good condition and that it has sufficient capability to meet its current and projected manufacturing and distribution needs for the foreseeable future. All of the Company's owned properties are subject to a mortgage as collateral under the Bank Credit Agreement. The following table describes the principal properties of the Company as of December 31, 1997:

                                                                               Square      Owned/
Location                           Function                                    Footage     Leased
--------                           --------                                    -------     ------
Des Plaines, Illinois              Corporate Headquarters/Disposable           340,000     Owned
                                   Manufacturing/R&D/Distribution
Chicago, Illinois                  Distribution Center (1)                      48,000     Leased
San Diego, California              Conventional Manufacturing                   19,000     Owned
San Diego, California              Conventional Manufacturing/Distribution     117,700     Leased
Atlanta, Georgia                   RGP Manufacturing                             7,200     Leased
Cidra, Puerto Rico                 Conventional Lens Manufacturing              65,000     Owned
Southampton, United Kingdom        Disposable Manufacturing/R&D                 66,200     Leased
Southampton, United Kingdom        Conventional Manufacturing                   12,250     Leased
Farnham, United Kingdom            RGP Manufacturing                             5,000     Leased
Chandlers Ford, United Kingdom     Conventional Manufacturing                   24,500     Leased
Mississauga, Ontario               Sales Office/Distribution                     7,000     Leased
Bagnolet, France                   Sales Office/Distribution                     6,997     Leased
Rome, Italy                        Sales Office/Distribution                     7,750     Leased
Brooklyn, Australia                Sales Office/Distribution                     5,900     Leased
Tokyo, Japan                       Sales Office/Distribution                     5,000     Leased
Madrid, Spain                      Sales Office                                    *       Leased
Reeuwijk, Holland                  Sales Office                                    *       Leased
Sao Paulo, Brazil                  Sales Office                                    *       Leased
Paris, France                      Sales Office                                    *       Leased
Munich, Germany                    Sales Office                                    *       Leased

    *Less than 5,000 square feet.

(1)  This facility was closed in the fourth quarter of 1997.

     Cidra, Puerto Rico. This 65,000 square foot facility was completed in 1991 and produces the Company's Durasoft and Optifit conventional clear and specialty lenses.

     Des Plaines, Illinois. This 340,000 square foot facility currently produces all of the Company's FreshLook disposable lenses, and also houses its corporate headquarters, research and development activities and other administrative services.

     San Diego, California. This 136,700 square foot facility produces the Company's CSI, Hydrocurve and Gentle Touch premium and toric lenses. Additionally, the facility is used for U.S. distribution, customer service and management information systems.

     Southampton, United Kingdom. This 66,200 square foot facility was substantially completed in 1996 and supports production of the Company's Precision UV lenses.

Item 3.  Legal Proceedings.

     The Company is currently a party to various claims and legal actions which arise in the ordinary course of business. The Company believes such claims and legal actions, individually or in the aggregate, will not have a material adverse effect on the business, financial condition or results of operations of the Company. The Company carries insurance coverage in the types and amounts that management considers reasonably adequate to cover the risks it faces in the industry in which it competes. There can be no assurance, however, that such insurance coverage will be adequate to cover all losses which the Company may incur in future periods.

     In connection with the Barnes-Hind Acquisition, Pilkington agreed, subject to certain limitations, to retain responsibility for, and indemnify the Company from and against, certain litigation and other claims. Notwithstanding these contractual agreements, the Company could be pursued in the first instance by third parties with respect to certain indemnified matters, subject to the Company's right to seek indemnification from such seller. Management does not currently believe that any such matter will have a material adverse effect on the business or financial condition of the Company.

Item 4.  Submission of Matters to a Vote of Security-Holders.

     No matters were submitted to a vote of the Company's security-holders in the fourth quarter of 1997.

Item 4A.  Executive Officers of the Registrant.

          Name                                Age    Position
          ----                                ---    --------
          Stephen G. Pagliuca.............     43    Chairman of the Board
          Kevin J. Ryan...................     57    President, Chief Executive Officer and
                                                     Director
          Edward J. Kelley................     50    Vice President, Finance, Chief Financial
                                                     Officer and Director
          Raleigh S. Althisar, Jr.........     49    Vice President, Worldwide Manufacturing
          Ronald J. Artale................     47    Vice President and Controller
          Lawrence L. Chapoy..............     55    Vice President, Research & Development
          William M. Flynn................     39    Vice President, Pan Asia
          Joseph F. Foos..................     46    Vice President, Scientific Affairs
          George H. McCrary...............     55    Vice President, Americas
          Daniel M. Roussel...............     49    Vice President, Europe
          Thomas F. Steiner...............     52    Vice President, Marketing

     Stephen G. Pagliuca has been Chairman of the Board of the Company since its incorporation. Mr. Pagliuca has been a Managing Director of Bain Capital since May 1993 and a general partner of Bain Venture Capital since 1989, where he founded Information Partners. Prior to joining Bain Venture Capital, Mr. Pagliuca was a partner at Bain & Company, where he provided strategic and operational advice for clients in the healthcare and information industries. He also worked as a senior accountant and international tax specialist for Peat Marwick Mitchell & Company in the Netherlands. Mr. Pagliuca serves as Chairman of the Board of Dade International Inc.

and Physio-Control International Corporation. He also serves as a director of several other companies including Coram Healthcare Corporation, Gartner Group, Inc., Medical Specialties Group, Inc. and Physician Quality Care.

     Kevin J. Ryan has served as President, Chief Executive Officer and a Director of the Company since June 1995. From 1991 to 1995, Mr. Ryan was President of BioSource Genetics Corporation. From 1987 to 1990, Mr. Ryan served as President of the Barnes-Hind contact lens business; from 1983 to 1987, as President of Revlon VisionCare (a division of Revlon, Inc.); and from 1978 to 1983, as President of Barnes-Hind (then a part of Revlon VisionCare).

     Edward J. Kelley has served as Vice President, Finance, Chief Financial Officer and a Director of the Company since June 1995. Prior to joining the Company, Mr. Kelley served as the President, Asia Pacific and Latin America of Barnes-Hind and its Chief Financial Officer. Prior to joining Barnes-Hind, Mr. Kelley held positions of increasing responsibility with Simon & Schuster, Revlon Health Care and Peat Marwick Mitchell & Company.

     Raleigh S. Althisar, Jr. has served as Vice President, Worldwide Manufacturing of the Company since October 1996. Prior to joining the Company, Mr. Althisar served as Executive Vice President, Worldwide Manufacturing of Barnes-Hind. Prior thereto, he held positions of increasing responsibility with the Sola division of Barnes-Hind, Syntex Ophthalmics, Retail Optical Management and Milton Roy Ophthalmics.

     Ronald J. Artale has served as Vice President of the Company since February 1997 and Controller since March 1996. Prior to joining the Company, Mr. Artale served as Corporate Vice President, Planning with Simon & Schuster. In addition, Mr. Artale has held positions of increasing responsibility with Revlon VisionCare, including Vice President, Finance for Barnes-Hind.

     Lawrence L. Chapoy has served as Vice President, Research & Development of the Company since 1993. Prior to joining the Company, Dr. Chapoy spent eight years with Montedison Chemical Company as a Project Researcher and fifteen years as a Chemical Engineering Professor at the Polytechnic University of Denmark. In these positions, Dr. Chapoy conducted and managed research in a variety of materials science related areas. Dr. Chapoy holds more than 25 patents, has authored more than 75 publications and presented over 100 lectures during the course of his career.

     William M. Flynn has served as the Vice President, Pan Asia of the Company since 1994. Prior to being named to his current position, Mr. Flynn served as International Finance Manager for two years and in the other positions in the Finance Department of Schering-Plough Corporation for two years. In addition, Mr. Flynn held a variety of finance positions with Prudential Insurance Company of America and RCA Records.

     Joseph F. Foos has served as Vice President, Scientific Affairs of the Company since 1994. Mr. Foos joined Wesley Jessen in 1987 and has served as Manager, Quality for two years, Project Manager for Research and Development Pilot Manufacturing and various other positions of increasing responsibility.

     George H. McCrary has served as Vice President, Americas of the Company since 1996. Prior to joining the Company, Mr. McCrary held the position of Senior Vice President of Sales, Marketing and Distribution for Foster Grant Corporation and prior to that, Vice President Sales and Marketing, Consumer Products Division for Revlon VisionCare. Before joining Revlon VisionCare, he held sales and marketing positions of increasing responsibility with the Warner-Lambert Company.

     Daniel M. Roussel has served as Vice President, Europe for Wesley Jessen since 1995. Mr. Roussel opened the Company's French subsidiary and served for three years as General Manager Wesley Jessen, France. Previously, Mr. Roussel held positions in marketing and sales with Schering-Plough in Hong Kong, Japan, and Portugal. Mr. Roussel also worked as Regional Director, Asia Pacific, for Goupit Labs based in Hong Kong.

     Thomas F. Steiner has served as Vice President, Marketing of the Company since 1996. Mr. Steiner has served in various marketing-related positions since joining the Company in 1982. Prior to joining the Company, Mr. Steiner worked at Sara Lee Corporation for seven years as Group Product Manager and Project Research Manager. Mr. Steiner also worked at J. Walter Thompson Company as Associate Research Director.

     There are no family relationships between any of the executive officers of the Company.


                                    PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
         Matters.

Market Information

     The Common Stock is traded on the Nasdaq National Market ("Nasdaq") under the symbol "WJCO." The Common Stock commences trading on February 13, 1997. The following table sets forth on a per share basis, the high and low bid sale prices per share for the Common Stock as reported by the Nasdaq for the period indicated:

                                                         High         Low
                                                         ----         ---
1997:
First Quarter (from February 13, 1997).............     $16.75      $14.63
Second Quarter.....................................      25.88       13.00
Third Quarter......................................      31.00       22.50
Fourth Quarter.....................................      39.00       26.25

1998:
First Quarter (through March 24, 1998).............      40.25       31.38


Holders

     As of the close of business on March 24, 1998, there were approximately 2,698 holders of record of Common Stock. The Company believes that it has a significantly larger number of beneficial holders of Common Stock. A recent reported last sale price of the Common Stock on the Nasdaq is set forth on the cover page of this report.

Dividends

     Since its incorporation in 1995, the Company has not declared or paid any cash or other dividends on its Common Stock and does not expect to pay dividends for the forseeable future. Instead, the Company currently intends to retain earnings to support its growth strategy and reduce indebtedness. As a holding company, the ability of the Company to pay dividends in the future is dependent upon the receipt of dividends or other payments from its principal operating subsidiary. The Company's Bank Credit Agreement permits the payment of dividends of up to $3.0 million annually plus certain excess cash available at the time of payment, if any. Any future determination to pay dividends will be at the discretion of the Company's Board of Directors and will depend upon, among other factors, the Company's results of operations, financial condition, capital requirements and contractual restrictions.

Recent Sales of Unregistered Securities

     No securities of the Company that were not registered under the Securities Act have been issued or sold by the Company within the period covered by this report.

Item 6.  Selected Financial Data.

     The selected financial data presented below has been derived from the consolidated financial statements of the Company. The financial statements for each of the years in the five year period ended December 31, 1997 have been audited by Price Waterhouse LLP, independent accountants. This selected financial data should be read in conjunction with "Management's Discussion and Analysis of Results of Operations and Financial Condition" and the Company's Consolidated Financial Statements and Notes.


                                                   Predecessor                            Company
                                     ------------------------------------   ------------------------------------
                                                               January 1,     June 29,
                                             Year Ended         through        through           Year Ended
                                     -----------------------    June 28,    December 31,    --------------------
                                          1993        1994        1995          1995          1996        1997
                                          ----        ----        ----          ----          ----        ----
Statements of Income
 Net sales                              $103,386    $109,640    $ 51,019      $ 54,315      $156,752    $282,178
 Income (loss) before income
taxes and extraordinary loss             (35,546)    (57,421)    (22,544)      (33,737)       (4,108)     12,388
Net income (loss) before
extraordinary loss                       (18,332)    (30,486)    (13,143)      (19,715)       (1,071)      8,200
Extraordinary loss, net of income
 tax benefit                                  -            -           -             -        (1,671)     (4,902)
Net income (loss)                        (18,332)    (30,486)    (13,143)      (19,175)       (2,742)      3,298

Income (loss) per common share:
Basic
Net income (loss) before
extraordinary loss                                                            $  (1.37)     $  (0.07)   $   0.49
Extraordinary loss, net of income
 tax benefit                                                                  $      -      $  (0.12)   $  (0.29)
Net income (loss)                                                             $  (1.37)     $  (0.19)   $   0.20

Diluted
Net income (loss) before
extraordinary loss                                                            $  (1.37)     $  (0.07)   $   0.45
Extraordinary loss, net of income                                             $      -      $  (0.12)   $  (0.27)
 tax benefit
Net income (loss)                                                             $  (1.37)     $  (0.19)   $   0.18

Balance Sheets:
Working capital                         $ 42,538    $ 30,940                  $ 30,262      $ 77,747    $ 65,835
Total assets                             214,747     191,429                    67,330       180,600     173,076
Total debt                                     -           -                    42,000       102,975      57,000
Stockholders' equity (deficit)           196,243     173,409                   (12,190)      (13,292)     36,846



Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

     Wesley Jessen is the leading worldwide developer, manufacturer and marketer of specialty soft contact lenses, based on its share of the specialty lens market. The Company's products include cosmetic lenses, which change or enhance the wearer's eye color appearance; toric lenses, which correct vision for people with astigmatism; and premium lenses, which offer value-added features such as improved comfort for dry eyes and protection from UV light. Founded in 1946 by pioneers in the contact lens industry, the Company has a long-standing reputation for innovation and new product introductions. Wesley Jessen develops technology, manufacturing processes and products through a combination of its in-house staff of more than 50 engineers and scientists and Company-sponsored research by third-party experts. The Company markets and sells its products to consumers through the second largest advertising campaign in the industry and to eyecare practitioners through its 196-person salesforce and network of 76 independent distributors, which together sell the Company's products in more than 75 countries.

Wesley Jessen Acquisition

     On June 28, 1995, Bain Capital, together with new and certain then-existing members of management, acquired the Wesley Jessen contact lens business (the "Predecessor") from Schering-Plough Corporation (the "Wesley Jessen Acquisition"). The cash purchase price in the Wesley Jessen Acquisition of $47.0 million (plus fees and expenses of $3.5 million) was funded with $7.5 million of equity and $43.0 million of borrowings under a bank credit agreement. The aggregate purchase price in the Wesley Jessen Acquisition, including assumed liabilities, was $76.6 million. The Wesley Jessen Acquisition was accounted for under the purchase method of accounting and included an increase in the book value of the inventory which was charged to cost of goods sold in subsequent periods. After the Wesley Jessen Acquisition, the Company's new management team pursued an aggressive strategy of cost savings and revenue enhancement to improve the Company's results of operations. During this period, management: (i) redefined the Company's disposable and conventional lens marketing strategy by repricing and repackaging the Company's products to be more competitive with industry standards; (ii) launched a national consumer advertising campaign featuring Christy Turlington; (iii) expanded its product offerings in its FreshLook line of disposable colored contact lenses; (iv) heightened its sales and marketing focus on serving the needs of eyecare practitioners; and (v) achieved substantial cost savings through personnel reductions, decreased overall marketing and advertising expenses, consolidation of facilities and increased operating efficiencies. As a result of management's efforts, the Company's profitability and results of operations have improved significantly following the Wesley Jessen Acquisition.

     As a result of the Wesley Jessen Acquisition, the Company recognized a significant non-cash increase in cost of goods sold of $33.9 million in 1995 and $6.6 million in 1996 related to the amortization of Wesley Jessen purchased inventory step-up to fair value at the acquisition date. Following the acquisition, the Company realized cost savings of $4.9 million in 1995 related primarily to the consolidation of duplicative facilities including corporate offices and marketing support facilities, as well as a reduction in the actual number of corporate level employees and related expenses. Adjustments for these non-recurring charges and cost savings have been reflected in the Company's unaudited Pro Forma Statement of Operations Data. See "Results of Operations." While the Company believes that these expenses will not recur, there can be no assurance that the Company will be able to achieve such cost savings in future periods.


Barnes-Hind Acquisition

     On October 2, 1996, the Company acquired substantially all the assets and assumed certain liabilities of the Pilkington Barnes-Hind Group from Pilkington plc (the "Barnes-Hind Acquisition"). The purchase price in the Barnes-Hind Acquisition of approximately $62.4 million (plus related acquisition and financing fees of $10.7 million) was funded with approximately $68.1 million of borrowings under the $140.0 million credit agreement and a $5.0 million seller note (the "Pilkington Note"). Concurrently, the Company borrowed an additional $28.5 million to repay its then outstanding term loans and to fund ongoing working capital needs.

     In connection with the Barnes-Hind Acquisition, the Company entered into a voluntary consent order with the Federal Trade Commission which provided, among other things, that the Company divest Barnes-Hind's U.S. Natural Touch product line. On March 17, 1997, the Company completed the sale of the product line for which it received aggregate consideration of $7.5 million, consisting of $3.0 million in cash and a four-year $4.5 million promissory note which accrues interest at a compound rate of 12% per annum, 8% of which is payable currently and 4% of which is payable-in-kind. On July 31, 1997, the purchaser made a voluntary prepayment of $3.0 million on the promissory note. As part of the agreement, the Company entered into a supply agreement pursuant to which the Company will supply the purchaser with Natural Touch lenses for sale in the United States.

     In September, 1997, the Company negotiated a purchase price reduction of $1.6 million with Pilkington plc based upon specified net current asset measures as of the closing date of the acquisition. As a result, the purchase price of Barnes-Hind, after taking into consideration additional acquisition related fees and expenses, decreased by $0.1 million. Additionally, certain pension valuations associated with the Barnes-Hind employees were completed in the third quarter of 1997. Management also revised the operational details and related cost estimates of its plans to integrate the Barnes-Hind operations. These changes in estimates resulted in recognition of negative goodwill of $4.0 million, which will be amortized to income through June, 2010.

     In connection with the Barnes-Hind Acquisition, the Company identified significant operating synergies and substantial cost saving opportunities. The Company has completed the majority of its initial cost reduction measures which are expected to improve the Company's operating results. The Company believes that additional cost savings are available through consolidation of facilities and operating leverage. However, there can be no assurance that the Company will be able to achieve such cost savings in future periods.

     As a result of the Barnes-Hind Acquisition, the Company incurred significant non-recurring charges as follows: (i) a non-cash increase in cost of goods sold of $14.1 million in 1996 and $22.7 million in 1997 related to the amortization of the Barnes-Hind purchased inventory step-up to fair value at the acquisition date; and (ii) extraordinary debt extinguishment costs of $2.8 million ($1.7 million, net of income tax benefit) in 1996 related to the write-off of capitalized financing fees incurred in connection with the refinancing of the Company's then- existing credit agreement. Adjustments for these non-recurring charges and expected cost savings related to the reduction of certain operating expenses including the consolidation of corporate offices, a reduction in the number of corporate level employees and related expenses, and the curtailment of certain manufacturing activities, as well as the adjustments for the Wesley Jessen Acquisition, have been reflected in the Company's unaudited Pro Forma Statement of Operations Data. See "Results of Operations."


The IPO and the Offering

     In February, 1997, the Company consummated an initial public offering (the "IPO") of 2.8 million shares of Common Stock at $15.00 per share. A secondary public offering (the "Offering") of 4.3 million shares of Common Stock at $23.50 per share was completed in August, 1997, of which 3.8 million shares were sold by certain selling stockholders and 0.5 million shares were sold by the Company.

     In connection with the IPO, the Company incurred a non-recurring charge for extraordinary debt extinguishment costs of $7.4 million ($4.9 million, net of income tax benefit) related to the write-off of capitalized financing fees incurred in connection with the Barnes-Hind Acquisition financing. Additionally, the Company incurred and capitalized financing fees of $2.5 million, which are being amortized over 60 months.

     In September, 1997, in connection with the Offering, the Company entered into the Amended Bank Credit Agreement which increased the total borrowing availability thereunder to $135.0 million, converted all remaining term loan borrowings into revolving loans, and reduced the interest rate thereunder. The Company incurred an additional $0.6 million of fees and expenses associated with the Amended Bank Credit Agreement. These costs have been capitalized and are being amortized through September 2002.

     Interest expense reductions as if the IPO had occurred on January 1, 1995 are reflected in the Company's unaudited Pro Forma Statement of Operations Data. See "Results of Operations." However, there can be no assurance that the Company's interest expense will not increase in future periods either as a result of increased borrowings or higher interest rates.

Results of Operations

     The Wesley Jessen and Barnes-Hind Acquisitions occurred on June 29, 1995 and October 2, 1996, respectively. Because of the revaluation of assets and liabilities and the related impact on cost of sales and expenses and the several cost-reduction and operating improvements undertaken in connection with such Acquisitions, the financial statements of the Company for the years ended December 31, 1995, 1996 and 1997 are not comparable. In addition, the Company completed its IPO in February, 1997, which had a significant impact on the Company's on-going interest expense. To improve the comparability of the Company's last three fiscal years, and to assist the reader in better understanding the changes in the Company's operations over such periods, the Company has set forth below certain pro forma operating results. Such pro forma statement of operations data gives effect to the Wesley Jessen and the Barnes-Hind Acquisitions and the IPO as if such transactions occurred on January 1, 1995. The pro forma adjustments for each period presented are set forth in the notes to the table. The pro forma information included herein is presented for informational purposes only and should not be viewed as a substitute for the Company's results of operations calculated in accordance with generally accepted accounting principles. In addition, the following pro forma information does not purport to represent the results of operations or financial position of the Company had such transactions in fact occurred on such date, nor do they purport to be indicative of the financial position or results of operations as of any future date or any future periods. The following pro forma information should be read in conjunction with the Consolidated Financial Statements of the Company included herein.


               Unaudited Pro Forma Statement of Operations Data
                                (in thousands)

                                                               Year Ended December 31,
                                                      ---------------------------------------
                                                       1995(a)         1996(b)        1997(c)
                                                      --------        --------       --------
     Statement of Operations Data:
     Net sales....................................    $230,997        $249,999       $282,178
     Operating costs and expenses:
         Cost of goods sold.......................      91,681          86,568         92,780
         Marketing and administrative.............     120,876         127,030        136,565
         Research and development.................      13,670          12,050         11,997
         Amortization of intangible assets
          (negative goodwill).....................        (784)           (784)          (862)
                                                      --------        --------       --------
         Income from operations...................       5,554          25,135         41,698
     Other (income) expense:
         Interest expense, net....................       5,809           5,809          5,148
         Other income, net........................      (1,360)         (3,051)             -
                                                      --------        --------       --------
     Income before income taxes...................       1,105          22,377         36,550
                                                      --------        --------       --------
     Income tax expense...........................        (376)         (7,608)       (12,244)
                                                      --------        --------       --------
     Net income...................................    $    729        $ 14,769       $ 24,306
                                                      ========        ========       ========


(a) The pro forma results comprise the Wesley Jessen operations and the Barnes-Hind operations and include adjustments for (i) a net reduction in interest expense of $332 associated with the financing of the Wesley Jessen Acquisition and Barnes-Hind Acquisition and the refinancing in connection with the IPO; (ii) net cost savings of $20,345 relating to the reduction of certain operating expenses including the consolidation of corporate offices, a reduction in the number of corporate-level employees and related expenses, consolidation of marketing support facilities, rationalization of the international sales and marketing functions and curtailment of certain manufacturing facilities; (iii) elimination of the inventory step-up amortization of $33,929; (iv) a net reduction in depreciation and amortization expense of $7,472 as a result of the Company's application of purchase accounting; (v) the divestiture of the U.S. Natural Touch product line of $1,817; (vi) the elimination of Corporate financing fees charged by Schering-Plough to the Predecessor of $3,511; and (vii) the adjusted income tax expense resulting from the preceding adjustments at an effective income tax rate of 34%.

(b) The pro forma results comprise the Wesley Jessen operations and the Barnes-Hind operations and include adjustments for (i) a net increase in interest expense associated with the financing of the Barnes-Hind Acquisition and the refinancing in connection with the IPO of $386; (ii) net cost savings of $20,712 relating to the reduction of certain operating expenses including the consolidation of corporate offices, a reduction in the number of corporate-level employees and related expenses, and the curtailment of certain manufacturing activities; (iii) elimination of inventory step-up amortization of $20,706; (iv) a net reduction in depreciation and amortization expense of $2,876 as a result of the Company's application of purchase accounting; (v) the divestiture of the U.S. Natural Touch product line of $1,039; (vi) the elimination of the extraordinary write-off of capitalized financing fees of $1,671; and (vii) the adjusted income tax expense resulting from the preceding adjustments at an effective income tax rate of 34%.

(c) The pro forma results include adjustments for (i) interest expense of $411 associated with the refinancing in connection with the IPO; (ii) cost savings of $1,085 relating to the reduction of certain operating expenses including the consolidation of corporate offices, a reduction in the number of corporate-level employees and related expenses, and the curtailment of certain manufacturing activities; (iii) elimination of inventory step-up amortization of $22,666; (iv) the elimination of the extraordinary write-off of capitalized financing fees of $4,902; and (vii) the adjusted income tax expense resulting from the preceding adjustments at an effective income tax rate of 33.5%.

Pro Forma Year Ended December 31, 1997 (Unaudited) Compared to Pro Forma Year Ended December 31, 1996 (Unaudited)

     The following discussion compares the Company's pro forma results of operations for the year ended December 31, 1997 to the pro forma results of operations for the year ended December 31, 1996.

     Net sales for the year ended December 31, 1997 increased $32.2 million, or 12.9%, to $282.2 million from $250.0 million for the year ended December 31, 1996. This increase resulted primarily from 38.1% growth in sales of the Company's disposable and planned replacement contact lenses, from $71.0 million to $98.0 million, along with a moderate increase in the conventional lens product lines of 3.1%. Sales of disposable and planned replacement contact lenses grew 51.4% in the U.S. and 27.6% internationally. Total sales in the United States grew 17.4%, while sales in the rest of the world grew 7.8% for the year. The sales returns and allowances reserve decreased slightly from $10.6 million at December 31, 1996 to $10.4 million at December 31, 1997. This is a result of lower actual sales returns and allowances trends which the Company experienced throughout the year.

     Gross profit for the year ended December 31, 1997 increased $26.0 million, or 15.9%, to $189.4 million from $163.4 million in the comparable 1996 period. Gross profit margin improved 1.7% to 67.1% in 1997, reflecting the higher margins realized on the Company's disposable and planned replacement lenses due to higher production volumes, as well as cost savings from improved plant utilization and other operating efficiencies.

     Marketing and administrative expenses increased by $9.5 million, or 7.5%, to $136.6 million in 1997 from $127.0 million in 1996, largely due to higher promotional spending for all product lines, particularly the former Barnes-Hind conventional lens products, along with higher performance related compensation expenses. As a percentage of net sales, though, marketing and administrative expenses decreased to 48.4% in 1997 from 50.8% in 1996.

     Income from operations of $41.7 million for the year ended December 31, 1997 increased 65.9% from $25.1 million for the year ended December 31, 1996 due to the overall increase in sales volume along with improvement in the Company's gross margin offset slightly by the increase in marketing and administrative expenses.

     Interest expense, net decreased 11.4% to $5.1 million in 1997 from $5.8 million in 1996 due to the paydown of debt with proceeds from the Offering as well as interest income earned on the promissory note receivable related to the sale of the Company's Natural Touch product line.

     Other income for the year ended December 31, 1996 includes $3.7 million of non-recurring licensing fee income. There was no such income in the comparable 1997 period.

     Net income for the year ended December 31, 1997 increased $9.5 million to $24.3 million from $14.8 million for the year ended December 31, 1996. Excluding the 1996 licensing fee income, net income increased $12.0 million. This resulted from higher sales volume and improvement in the Company's gross margins, partially offset by increased spending in marketing and administrative expenses.


Pro Forma Year Ended December 31, 1996 (Unaudited) Compared to Pro Forma Year Ended December 31, 1995 (Unaudited)

     The following discussion compares the Company's pro forma results of operations for the year ended December 31, 1996 to the pro forma results of operations for the year ended December 31, 1995.

     Net sales for the year ended December 31, 1996 increased $19.0 million, or 8.2%, to $250.0 million from $231.0 million for the year ended December 31, 1995. This increase resulted primarily from the following: (i) the Company's redefined marketing strategy of repricing and repackaging disposable and conventional lenses to be more competitive; (ii) the expansion of product offerings in the FreshLook line of disposable colored contact lenses; and (iii) unit volume growth, driven by new marketing programs and the continued penetration of the Company's cosmetic lenses. Following the Wesley Jessen Acquisition, the Company adopted more stringent return and exchange policies, which lowered product returns and allowances and resulted in generally lower reserve requirements. The sales returns and allowances reserve increased from $7.2 million at December 31, 1995 to $10.6 million at December 31, 1996. This is a result of the addition of Barnes-Hind sales in the fourth quarter of 1996, the conformity of Barnes-Hind reserve methodology to that of the Company's and the overall increase in sales volume.

     Gross profit for the year ended December 31, 1996 increased $24.1 million, or 17.3%, to $163.4 million from $139.3 million in the comparable 1995 period. Gross profit margin increased to 65.4% for the year ended December 31, 1996 from 60.3% in the comparable period. This improvement reflects the cost savings that resulted from improved plant utilization, personnel reductions and other operating efficiencies. Gross profit for the year ended December 31, 1995 was negatively impacted by a write-off of $2.2 million related to conventional lens inventory produced prior to the Wesley Jessen Acquisition that did not meet new management's higher standards for customer satisfaction. Excluding this effect, gross profit margin for the year ended December 31, 1995 would have been 61.3%.

     Marketing and administrative expenses for the year ended December 31, 1996 increased by $6.2 million, or 5.1%, to $127.0 million from $120.9 million for the year ended December 31, 1995. However, as a percentage of sales, marketing and administrative expenses decreased to 50.8% in 1996 from 52.3% in the 1995 period. These increased marketing and administrative expenses are largely due to higher promotional spending and an increase in performance related compensation expenses.

     Research and development expenses for the year ended December 31, 1996 decreased by $1.6 million, or 11.9% to $12.1 million from $13.7 million for the year ended December 31, 1995. As a percentage of net sales, research and development expenses for the year ended December 31, 1996 decreased to 4.8% from 5.9% in the prior year. This decrease is due to the successful completion of 1995 manufacturing development projects which became operational in 1996.

     Income from operations for the year ended December 31, 1996 increased by $19.6 million to income of $25.1 million from $5.6 million for the year ended December 31, 1995. This increase resulted from the improvement in the Company's gross margin resulting from improved plant utilization due to unit volume growth and overall cost reductions, partially offset by increased promotional spending and higher performance related compensation expenses.

     Other income for the year ended December 31, 1996 increased by $1.7 million to $3.1 million in 1996 from $1.4 million in 1995. This increase is due primarily to an increase of $2.7 million in licensing fee income from 1995 to 1996, partially offset by unfavorable foreign exchange variances recognized in 1996.

     Net income for the year ended December 31, 1996 increased by $14.0 million to $14.8 million from $0.7 million for the year ended December 31, 1995. This increase is due to improvement in the Company's gross margin offset by higher marketing and administrative expenses.


Liquidity and Capital Resources

     The Company generates significant cash from operations and has adequate borrowing capacity under its revolving credit facility to meet its operating and discretionary spending requirements. Net cash provided by operating activities for the period from June 29, 1995 through December 31, 1995 totaled approximately $4.0 million. For the year ended December 31, 1996, the Company generated approximately $19.2 million in cash from operating activities, primarily as a result of increases in profitability (giving effect to the inventory step-up amortization), a decrease in accounts receivable and increases in income taxes payable and accrued liabilities offset by a decrease in accounts payable. For the year ended December 31, 1997, the Company generated approximately $6.9 million in cash from operating activities, primarily as a result of continued increases in profitability (giving effect to the inventory step-up amortization and the extraordinary loss), partially offset by working capital requirements and payments under the plan to integrate the Barnes-Hind operations. Since December 31, 1996, the Company has reduced its long term debt by $46.0 million, entirely due to proceeds received from the IPO and the Offering.

     During the period from June 29, 1995 to December 31, 1995, and for the years ended December 31, 1996 and 1997, the Company made capital expenditures of approximately $0.9 million, $6.6 million and $16.3 million, respectively. The majority of these capital expenditures were for facility and equipment improvement, information technology enhancements, and site consolidations. During 1995 Barnes-Hind incurred significant capital expenditures for improvements in information technology and manufacturing efficiencies, including the partial automation of the United Kingdom disposable lens manufacturing lines. The Company anticipates future capital expeditures will be incurred to further consolidate locations, enhance the Company's management information systems, and to expand production capacity. The Company expects to fund these capital expenditures primarily from cash generated from operating activities and borrowings under its revolving credit facility.

     In connection with the Wesley Jessen Acquisition, the Company initiated a series of restructuring activities as part of its cost rationalization program. As part of such acquisition, Schering-Plough agreed to incur significant one-time expenses associated with the elimination of approximately 430 positions. In addition, the Company has expended $5.5 million in cash from June 29, 1995 through December 31, 1997 to close facilities. As a result of the Barnes-Hind Acquisition, the Company expects to incur integration costs of approximately $20.4 million, principally for severance costs and lease expenses on vacated premises. Management expects that this restructuring will be substantially completed by April, 1999. As of December 31, 1997, the Company has paid $9.2 million of these integration costs.

     As a result of the Acquisitions, the Company's borrowings under its credit facilities increased significantly as did its liquidity requirements. As of December 31, 1997, the Company had approximately $78.0 million in borrowing availability under the revolving credit facility portion of the Amended Bank Credit Agreement. The Amended Bank Credit Agreement imposes certain restrictions on the Company, including restrictions on its ability to incur indebtedness, declare dividends or other distributions, make investments and capital expenditures, grant liens, sell its assets and engage in certain other activities. In addition, the indebtedness of the Company under the Amended Bank Credit Agreement is secured by substantially all of the assets of the Company, including the Company's real and personal property, inventory, accounts receivable, intellectual property and other tangible assets.

     Management believes that, based on current levels of operations and anticipated internal growth, the Company's cash flow from operations, together with other available sources of funds including borrowings under the Amended Bank Credit Agreement and available cash on hand at December 31, 1997, of $4.6 million, will be adequate over the next twelve months to make required payments of principal and interest on the Company's indebtedness, to fund anticipated capital expenditures and working capital requirements, including the aforementioned restructuring and integration costs, and to enable the Company and its subsidiaries to comply with the terms of their debt agreements. However, actual capital requirements may change, particularly as a result of any acquisitions the Company may pursue. The ability of the Company to meet its debt service obligations and reduce its total debt will be dependent, however, upon the future performance of the Company and its subsidiaries which, in turn, will be subject to general economic conditions and to financial, business and other factors, including factors beyond the Company's control. A portion of the consolidated debt of the Company bears interest at floating rates; therefore, the Company's financial condition is and will continue to be affected by changes in prevailing interest rates. In December, 1996, the Company purchased an interest rate cap on $35.0 million of notional principal amount at a fixed rate of 8.5%, which expires on December 31, 1999. The cap is intended to provide partial protection from potential exposure relating to the Company's variable rate debt instruments.

     Approximately 43% of the Company's net sales for the year ended December 31, 1997 were to international customers and the Company expects that sales to international customers will continue to represent a material portion of its net sales. Historically, fluctuations in foreign currency exchange rates have had only a minor impact on the Company's results of operations and the Company does not expect such fluctuations to be material in the foreseeable future.


Seasonality

     Historically, the Company has experienced limited seasonality, with slightly greater revenues in the quarters ended June and September and slightly lower revenues in the quarters ended March and December. The following table sets forth the unaudited operating results of the Company for the last eight fiscal quarters, excluding the impact of the inventory step-up.

                                                                            Quarter Ended
------------------------------------------------------------------------------------------------------------------------------
                                          March      June     September   December    March       June     September  December
                                        31, 1996   29, 1996   28, 1996    31, 1996   29, 1997   28, 1997   27, 1997   31, 1997
------------------------------------------------------------------------------------------------------------------------------
Statement of Operations Data:
Net sales..............................  $30,147    $32,250    $33,651     $60,704    $64,071    $72,083    $75,235    $70,789
Gross profit...........................   21,686     22,277     25,614      44,023     42,201     47,137     51,344     48,716
Income from operations.................    4,088      5,298      5,979       3,567      6,120     10,284     11,989     12,220
Other Data:
Amortization of negative goodwill......  $  (196)   $  (196)   $  (196)    $  (196)   $  (196)   $  (196)   $  (196)   $  (274)
Depreciation...........................        8         37        114         303        122        231        231        317
Inventory step-up amortization.........    5,953        673          -      14,080     13,092      9,574          -          -

Inflation

     Management believes that inflation has not had a material impact on results of operations for the Company or the Predecessor during the three years ended December 31, 1997.


Recently Issued Accounting Pronouncements

     Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," issued in June, 1997, will require the Company to disclose, in financial statement format, all non-owner changes in equity. Such changes include, for example, cumulative foreign currency translation adjustments, certain minimum pension liabilities and unrealized gains and losses on available-for-sale securities. This Statement is effective for fiscal years beginning after December 15, 1997 and requires presentation of prior period financial statements for comparability purposes. The Company will adopt this Statement in its financial statements for the year ending December 31, 1998.

     SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," issued in June, 1997, establishes standards for reporting information about operating segments in annual financial statements and interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Generally, financial information is required to be reported on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments. The Company is currently evaluating the potential impact of the Statement, which it will adopt in its financial statements for the year ending December 31, 1998.

     SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," issued in February, 1998, standardizes the disclosure requirements for pensions and other postretirement benefits. Amending SFAS 87, "Employers' Accounting for Pensions," SFAS 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," and SFAS 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," it requires additional disclosure of changes in benefit obligations and fair values of plan assets. This Statement is effective for fiscal years beginning after December 15, 1997 and requires presentation of prior period information for comparability purposes. The Company expects to adopt this Statement in its financial statements for the year ending December 31, 1998.


Other Matters

     The Company currently is working to resolve the potential impact of the year 2000 on the processing of date-sensitive information by the Company's management information systems and other computerized systems. The year 2000 problem is the result of computer programs being written using two digits, rather than four, to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculations or system failures. Based on preliminary information, costs of addressing potential problems are not currently expected to have a material adverse effect on the Company's financial position, results of operations or cash flows in future periods. However, if the Company, its customers or vendors are unable to resolve such processing issues in a timely manner, it could result in a material financial risk. Accordingly, the Company plans to devote the necessary resources to resolve all significant year 2000 issues in a timely manner.

Forward-Looking Statements

     The Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended (the "Securities Act"). Such forward-looking statements are based on the beliefs of the Company's management as well as on assumptions made by and information currently available to the Company at the time such statements were made. When used in this MD&A, the words "anticipate," "believe," "estimate," "expect," "intends," and similar expressions, as they relate to the Company are intended to identify forward-looking statements, which include statements relating to, among other things,
(i) the ability of the Company to continue to compete successfully in the contact lens market; (ii) the anticipated benefits from new product introductions; (iii) the completion of the integration of Barnes-Hind with the Company; (iv) the strategic benefits of the Barnes-Hind Acquisition; (v) the continued effectiveness of the Company's sales and marketing strategy; and (vi) the ability of the Company to continue to successfully develop and launch new products. Actual results could differ materially from those projected in the forward-looking statements as a result of the matters discussed herein and certain economic and business factors, some of which may be beyond the control of the Company.

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk.

     The Company is a non-bank and non-thrift registrant with a market capitalization on January 28, 1997 of less than $2.5 billion. As a result, Item 305 disclosure is not required in filings with the Commission that include financial statements for years ending before June 15, 1998.

Item 8.  Financial Statements and Supplementary Data.

     The information required by Item 8 is set forth on pages F-1 through F-31 of this Form 10-K. The supplementary financial information required by Item 302 of Regulation S-K is set forth on F- of this Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.

                                     PART III

Item 10.  Directors and Executive Officers of the Registrant.

     Information with respect to Directors of the Company is set forth in the Proxy Statement under the heading "Election of Directors," which information is incorporated herein by reference. Information regarding the executive officers of the Company is included as Item 4A of Part I of the Form 10-K as permitted by Instruction 3 to Item 401(b) of Regulation S-K. Information required by Item 405 of Regulation S-K is set forth in the Proxy Statement under the heading "Section 16(a) Beneficial Ownership Reporting Compliance," which information is incorporated herein by reference.

Item 11.  Executive Compensation.

     Information with respect to executive compensation is set forth in the Proxy Statement under the heading "Compensation of Executive Officers," which information is incorporated herein by reference (except for the Compensation Committee Report on Executive Compensation and the Performance Graph).

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

     Information with respect to security ownership of certain beneficial owners and management is set forth in the Proxy Statement under the heading "Beneficial Ownership of Common Stock," which information is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions.

     Information with respect to certain relationships and related transactions is set forth in the Proxy Statements under the headings "Election of Directors-- Compensation Committee Interlocks and Insider Participation" and "Election of Directors--Certain Relationships and Related Transactions," which information is incorporated herein by reference.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

     (a) The following documents are filed as part of this report:

          1. Financial Statements. The following consolidated financial statements of the Predecessor and the Company and the reports of the independent auditors thereon, are included in this Form 10-K on pages 30 through 57:

              Report of Independent Accountants--Company

              Report of Independent Accountants--Predecessor

              Consolidated Balance Sheets of the Company at December 31, 1996
                 and 1997

              Consolidated Statements of Operations of the Predecessor for the
                 period January 1, 1995 through June 28, 1995 and of the Company for the period June 29, 1995 through December 31, 1995 and for the years ended December 31, 1996 and 1997

              Consolidated Statements of Cash Flows of the Predecessor for the
                 period January 1, 1995 through June 28, 1995 and of the Company for the period June 29, 1995 through December 31, 1995 and for the years ended December 31, 1996 and 1997

              Consolidated Statements of Changes in Stockholders' Equity of the
                 Company for the period June 29, 1995 through December 31, 1995 and for the years ended December 31, 1996 and 1997

              Notes to Consolidated Financial Statements

          2.  Supplemental Unaudited Financial Data. Quarterly Financial Data

          3. Financial Statement Schedules. The following financial statement schedule of the Predecessor for the period from January 1, 1995 through June 28, 1995 and of the Company for the period from June 29, 1995 to December 31, 1995 and for the years ended December 31, 1996 and 1997 is included in the Form 10-K on page 59.

          Schedule No.    Description                          Page No.
          ------------    -----------                          --------
          Schedule II     Valuation and Qualifying Accounts    59

          All other financial statement schedules have been omitted because they are inapplicable or the required information is included or incorporated by reference elsewhere herein.

          Report of Independent Accountants on Financial
          Statement Schedule

          4. Exhibits. The Company will furnish to any eligible stockholder, upon written request of such stockholder, a copy of any exhibit listed below upon the payment of a reasonable fee equal to the Company's expenses in furnishing such exhibit.

                                 EXHIBIT INDEX

              Exhibit No.    Exhibit
              -----------    --------------
              2.1            Purchase and Sale Agreement, dated as of May 5, 1995, between Schering Corporation and
                             WJ Acquisition Corp.+(1)

              2.2            Agreement for Purchase and Sale, dated as of July 5, 1996, between the Company and Pilkington plc.+(1)

              3.1(i)         Amended and Restated Certificate of Incorporation.(2)

              3.1(ii)        Amended and Restated By-laws.(2)

              4.1            Certificate representing shares of Common Stock, $0.01 par value per share.(1)

              4.2            Stockholders Agreement, dated October 22, 1996, among the Company and the stockholders named therein.(1)

              4.3            Amended and Restated Registration Agreement, dated as of October 22, 1996, between the Company and the stockholders named therein.(1)

              4.4            Credit Agreement, dated as of February 19, 1997 and as amended as of September 10, 1997, among
                             Wesley Jessen VisionCare, Inc., Wesley-Jessen Corporation, various lending institutions, and Bankers
                             Trust Company, as Agent.+(3)

              4.5            Security Agreement, dated as of February 19, 1997, among Wesley Jessen VisionCare, Inc., Wesley-
                             Jessen Corporation, certain other subsidiaries of Wesley Jessen VisionCare, Inc. and Bankers Trust
                             Company, as Collateral Agent.+(2)

              4.6            Pledge Agreement, dated as of February 19, 1997, by Wesley Jessen VisionCare, Inc., Wesley-Jessen
                             Corporation and certain other subsidiaries of Wesley Jessen VisionCare, Inc. in favor of Bankers Trust
                             Company, as Collateral Trustee and Agent.+(2)

              4.7            Subsidiary Guaranty, dated as of February 19, 1997, made by each subsidiary of Wesley-Jessen
                             Corporation named therein and Bankers Trust Company, as Agent.(2)

              4.8            Subordinated seller's note, dated as of October 2, 1996, by Wesley-Jessen Corporation in favor of
                             Pilkington plc.(1)

             10.1            Wesley Jessen VisionCare, Inc. 1997 Stock Incentive Plan.(2)

             10.2            Wesley Jessen VisionCare, Inc. Non-Employee Director Stock Option Plan.(2)

             10.3            Amended and Restated Advisory Agreement, dated as of October 2, 1996, between Wesley-Jessen
                             Corporation and Bain Capital, Inc.(1)

             10.4            Stock Purchase Agreement, dated as of June 28, 1995, among Wesley-Jessen Holding, Inc. and the various purchasers named therein.(1)

             10.5            Agreement, dated as of December 21, 1992, between Wesley-Jessen Corporation and Tech Medical
                             Inc., regarding casting cups, as amended.(1)

             10.6            Employment Agreement, dated June 28, 1995, between the Company and Kevin J. Ryan.(1)

             10.7            Employment Agreement, dated June 28, 1995, between the Company and Edward J. Kelley.(1)

             10.8            Wesley-Jessen Holding, Inc. 1995 Stock Purchase and Option Plan.(1)

             10.9            Wesley-Jessen Holding, Inc. 1996 Stock Option Plan.(1)

            10.10            Management Agreement, effective as of June 28, 1995 and dated as of April 5, 1996, by and between the Company and Kevin J. Ryan (with an attached schedule setting forth the terms of other Named
                             Executives).(1)

            10.11            Indemnification Agreement, dated as of March 4, 1997 and effective as of February 12, 1997, between
                             Kevin J. Ryan and the Company with an attached schedule listing the other officers and directors who entered into such an agreement.(2)

            10.12            Lease agreements relating to the Company's Southampton, United Kingdom manufacturing facility.(1)

            10.13            Lease agreements relating to the Company's San Diego, California manufacturing facility.(1)

            10.14            Wesley-Jessen Corporation Professional Incentive Program (1996).(1)

            10.15            Wesley Jessen VisionCare, Inc. Employee Stock Discount Purchase Plan.(2)

            10.16            Asset Purchase Agreement, dated as of January 24, 1997, by and among Wesley-Jessen Corporation,
                             PBH, Inc. and The Cooper Companies, Inc.+(2)

            10.17            Unsecured promissory note, dated as of May 7, 1997, by Kevin J. Ryan in favor of Wesley-Jessen
                             Corporation.(4)

            11.1             Earnings Per Share.

            21.1             Subsidiaries of the Company.(1)

            23.1             Consent of Price Waterhouse LLP.

            27.1             Financial Data Schedule.

________________
(1) Incorporated by reference to the applicable exhibit to the Registrant's Registration Statement on Form S-1, Registration No. 333-17353.
(2) Incorporated by reference to the applicable exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1997, File No. 0-22033.
(3) Incorporated by reference to the applicable exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 27, 1997, File No. 0-22033.
(4) Incorporated by reference to the applicable exhibit to the Registrant's Registration Statement on Form S-1, Registration No. 333-32493.

+ The Company agrees to furnish supplementally to the Commission a copy of any omitted schedule or exhibit to such agreement upon request by Commission.

     (b)  Reports on Form 8-K.

     None

                  REPORT OF INDEPENDENT ACCOUNTANTS--COMPANY

To the Board of Directors and Stockholders of Wesley Jessen VisionCare, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of cash flows and of changes in stockholders' equity present fairly, in all material respects, the financial position of Wesley Jessen VisionCare, Inc. and its subsidiaries at December 31, 1996 and 1997, and the results of their operations and their cash flows for the period from June 29, 1995 (inception) through December 31, 1995 and for each of the two years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PRICE WATERHOUSE LLP

Chicago, Illinois
February 20, 1998

REPORT OF INDEPENDENT ACCOUNTANTS--PREDECESSOR

To the Board of Directors and Stockholders of Wesley Jessen VisionCare, Inc.

In our opinion, the accompanying consolidated statements of operations and of cash flows present fairly, in all material respects, the results of operations and the cash flows of the Wesley-Jessen contact lens business of Schering-Plough Corporation (predecessor of Wesley Jessen VisionCare, Inc.--see Note 1) for the period from January 1, 1995 through June 28, 1995 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the management of Wesley Jessen VisionCare, Inc. and its subsidiaries; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.



PRICE WATERHOUSE LLP

Chicago, Illinois
September 17, 1996

                        WESLEY JESSEN VISIONCARE, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (in thousands, except per share amounts)

                                                           Predecessor                         Company
                                                           -----------     ------------------------------------------------
                                                            January 1        June 29                Twelve Months
                                                             through         through        -------------------------------
                                                            June 28,       December 31,     December 31,      December 31,
                                                              1995             1995             1996              1997
                                                           -----------     ------------     -------------     -------------

Net sales................................................  $    51,019     $    54,315      $  156,752        $    282,178
                                                           -----------     -----------      ----------        ------------

Operating costs and expenses:
    Cost of goods sold...................................       20,871          19,916          43,152              92,780
    Cost of goods sold - inventory step-up ..............            -          33,929          20,706              22,666
    Marketing and administrative.........................       43,236          29,476          88,274             137,650
    Research and development.............................        4,569           2,524           7,178              11,997
    Amortization of intangibles..........................        2,736            (392)           (784)               (862)
                                                           -----------     -----------      ----------        ------------
Income (loss) from operations............................      (20,393)        (31,138)         (1,774)             17,947

Other (income) expense:
    Interest income .....................................            -               -               -                (522)
    Interest expense.....................................            -           2,599           5,385               6,081
    Financing charge.....................................        3,511               -               -                   -
    Other income, net....................................       (1,360)              -          (3,051)                  -
                                                           -----------     -----------      ----------        ------------
Income before income taxes and extraordinary loss........      (22,544)        (33,737)         (4,108)             12,388
Income tax benefit (expense).............................        9,401          14,022           3,037              (4,188)
                                                           -----------     -----------      ----------        ------------
Net income (loss) before extraordinary loss....................(13,143)        (19,715)         (1,071)              8,200
Extraordinary loss, net of related income tax benefit....            -               -          (1,671)             (4,902)
                                                           -----------     -----------      ----------        ------------
Net income (loss)........................................  $   (13,143)    $   (19,715)     $   (2,742)       $      3,298
                                                           ===========     ============     ==========        ============


Income (loss) per common share:
  Basic
    Net income (loss) before extraordinary loss.......................     $     (1.37)     $    (0.07)       $       0.49
    Extraordinary loss, net of income tax benefit.....................     $         -      $    (0.12)       $      (0.29)
    Net income (loss).................................................     $     (1.37)     $    (0.19)       $       0.20

  Diluted
    Net income (loss) before extraordinary loss.......................     $     (1.37)     $    (0.07)       $       0.45
    Extraordinary loss, net of income tax benefit.....................     $         -      $    (0.12)       $      (0.27)
    Net income (loss).................................................     $     (1.37)     $    (0.19)       $       0.18


Weighted average common shares outstanding
    Basic.............................................................          14,416          14,638              16,898
    Diluted...........................................................          14,416          14,638              18,451

  The accompanying notes are an integral part of these financial statements.

                     WESLEY JESSEN VISIONCARE, INC.

                      CONSOLIDATED BALANCE SHEETS
                  (in thousands, except share amounts)

                                                                               December 31,
                                                                           --------------------
                                                                             1996        1997
                                                                           --------    --------
                                 ASSETS
                                 ------
Current assets:
    Cash and cash equivalents...........................................   $  7,073    $  4,759
    Accounts receivable - trade, net....................................     38,869      42,642
    Other receivables...................................................      5,155       4,773
    Inventories.........................................................     69,139      49,262
    Deferred income taxes...............................................     20,119      18,102
    Prepaid expenses....................................................      9,531       7,675
    Assets held for sale................................................      7,500       1,222
                                                                           --------    --------
          Total current assets..........................................    157,386     128,435
                                                                           --------    --------
Property, plant and equipment, net......................................     10,125      21,480
Other assets............................................................      1,346       6,894
Deferred income taxes...................................................      4,227      10,838
Notes receivable........................................................          -       2,773
Capitalized financing fees, net.........................................      7,516       2,656
                                                                           --------    --------
          Total assets..................................................   $180,600    $173,076
                                                                           ========    ========

                  LIABILITIES AND STOCKHOLDERS' EQUITY
                  ------------------------------------

Current liabilities:
    Trade accounts payable..............................................   $ 12,434    $ 14,229
    Accrued compensation and benefits...................................     16,633      19,806
    Accrued advertising.................................................      3,751       4,113
    Other accrued liabilities...........................................     20,938      11,212
    Transition reserve..................................................     18,894      11,225
    Income taxes payable................................................      6,989       2,015
                                                                           --------    --------
          Total current liabilities.....................................     79,639      62,600
                                                                           --------    --------
Negative goodwill, net..................................................     10,577      13,681
Long term debt..........................................................    102,975      57,000
Other liabilities.......................................................        701       2,949
                                                                           --------    --------
          Total liabilities.............................................    193,892     136,230
                                                                           --------    --------
Commitments and contingencies (Note 13)
Stockholders' equity
    Common stock, $.01 par value, 50,000,000 shares authorized, 14,276,028 and 17,736,011  issued and outstanding at December 31, 1996 and
      December 31, 1997, respectively...................................        143         177
    Additional paid in capital..........................................      7,654      56,390
    Accumulated deficit.................................................    (22,457)    (19,159)
    Cumulative translation adjustment...................................      1,368        (562)
                                                                           --------    --------
          Total stockholders' equity (deficit)..........................    (13,292)     36,846
                                                                           --------    --------
          Total liabilities and stockholders' equity....................   $180,600    $173,076
                                                                           ========    ========

The accompanying notes are an integral part of these financial statements.

                        WESLEY JESSEN VISIONCARE, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                       Predecessor                    Company
                                                                       -----------   ------------------------------------------
                                                                        January 1      June 29,         Twelve Months Ended
                                                                         through       through      ---------------------------
                                                                         June 28,    December 31,   December 31,   December 31,
                                                                          1995          1995           1996           1997
                                                                       -----------   ------------   ------------   ------------
Operating activities:
    Net income (loss) ..............................................    $(13,143)      $(19,715)      $ (2,742)      $   3,298
    Adjustments to reconcile net income (loss) to net cash
      provided by (used in) operating activities:
        Extraordinary loss on early extinguishment of debt .........          --             --          2,764           7,428
        Depreciation expense .......................................       3,871             --            462             901
        Purchased inventory step-up ................................          --         33,929         20,706          22,666
        Amortization of intangible assets ..........................       2,736             --             --              --
        Amortization of capitalized financing fees .................          --            291            699             508
        Amortization of negative goodwill ..........................          --           (392)          (784)           (862)
        Gain (loss) on disposal of property, plant, and equipment ..           6             --            187            (120)
        Stock compensation .........................................          --             --             --             257
    Changes in balance sheet items:
        Accounts receivable--trade, net ............................       2,430            409          5,625          (3,941)
        Other receivables ..........................................         455           (343)           799            (545)
        Inventories ................................................      (8,857)         4,668            402          (3,723)
        Deferred income taxes ......................................          --        (15,245)        (6,087)         (1,622)
        Prepaid expenses ...........................................       1,457           (962)        (1,664)         (1,192)
        Other assets ...............................................        (688)            --             83            (491)
        Notes receivable ...........................................          --             --             --          (1,227)
        Trade accounts payable .....................................      (1,388)        (1,614)        (4,690)          2,179
        Accrued liabilities ........................................       3,286          1,786          1,883         (14,139)
        Other liabilities ..........................................          --             --            145           2,181
        Income taxes payable .......................................          --          1,223          1,450          (4,679)
                                                                        --------       --------       --------       ---------
            Cash provided by (used in) operating activities ........      (9,835)         4,035         19,238           6,877
                                                                        --------       --------       --------       ---------
Investing activities:
    Net assets acquired (exclusive of cash) ........................          --        (46,653)       (61,816)             --
    Proceeds from Natural Touch sale ...............................          --             --             --           6,000
    Capital expenditures ...........................................      (1,959)          (893)        (6,617)        (16,298)
    Proceeds from the sale of property, plant and equipment ........         302             --            427             417
                                                                        --------       --------       --------       ---------
            Cash used in investing activities ......................      (1,657)       (47,546)       (68,006)         (9,881)
                                                                        --------       --------       --------       ---------
Financing activities:
    Issuance of stock ..............................................          --          7,525            272          48,513
    Proceeds from long term debt ...................................          --         43,000        122,255         150,000
    Payment of financing fees ......................................          --         (3,492)        (7,778)         (3,076)
    Payments of long term debt .....................................          --         (1,000)       (61,380)       (194,375)
    Advances from Schering-Plough, net .............................      11,272             --             --              --
                                                                        --------       --------       --------       ---------
            Cash provided by financing activities ..................      11,272         46,033         53,369           1,062
                                                                        --------       --------       --------       ---------
    Effect of exchange rates on cash and cash equivalents ..........          --             --            (50)           (372)
    Net increase (decrease) in cash and cash equivalents ...........        (220)         2,522          4,551          (2,314)
Cash and cash equivalents:
    Beginning of period ............................................       2,535             --          2,522           7,073
                                                                        --------       --------       --------       ---------
    End of period ..................................................    $  2,315       $  2,522       $  7,073       $   4,759
                                                                        ========       ========       ========       =========
Supplemental disclosure of cash flow information
    Cash paid during the period for interest .......................    $     --       $  1,400       $  4,359       $   6,287
                                                                        ========       ========       ========       =========
    Cash paid during the period for taxes, net .....................    $     --       $     --       $    744       $   7,474
                                                                        ========       ========       ========       =========

The accompanying notes are an integral part of these financial statements.

                        WESLEY JESSEN VISIONCARE, INC.

          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                     (in thousands, except share amounts)


                                                     Class L
                                                   Common Stock        Common Stock        Additional                 Cumulative
                                               ------------------  --------------------     Paid in     Accumulated   Translation
                                                 Shares    Amount    Shares      Amount     Capital       Deficit     Adjustment
                                                 ------    ------    ------      ------     -------       -------     ----------
Balance at June 29, 1995.....................         -    $    -            -   $    -    $      -     $         -   $        -
Issuance of stock............................   429,177         4    3,862,604       39       7,739               -            -
Stock subscription receivable................         -         -            -       (1)       (256)              -            -
Net loss.....................................         -         -            -        -           -         (19,715)           -
                                               --------    ------  -----------   ------    --------     -----------   ----------
Balance at December 31, 1995.................   429,177         4    3,862,604       38       7,483         (19,715)           -
Issuance of stock............................       823         -        7,396        -          15               -            -
Stock subscription receivable................         -         -            -        1         256               -            -
Currency translation adjustment..............         -         -            -        -           -               -        1,368
Net loss.....................................         -         -            -        -           -          (2,742)           -
Exchange of stock............................  (108,933)       (1)     220,582        2           -               -            -
Retroactive effect of February 12, 1997
   Class L Common Stock Reclassification.....  (321,067)       (3)   1,460,517       15           -               -            -
Retroactive effect of February 12, 1997
   Common Stock split........................         -         -    8,724,929       87        (100)              -            -
                                               --------    ------  -----------   ------    --------     -----------   ----------
Balance at December 31, 1996.................         -         -   14,276,028      143       7,654         (22,457)       1,368
Issuance of stock ...........................         -         -    3,459,983       34      47,261               -            -
Stock compensation ..........................         -         -            -        -         257               -            -
Stock option related tax benefit.............         -         -            -        -       1,218               -            -
Currency translation adjustment..............         -         -            -        -           -               -       (1,930)
Net income  .................................         -         -            -        -           -           3,298            -
                                               --------    ------  -----------   ------    --------     -----------   ----------
Balance at December 31, 1997 ................         -         -   17,736,011   $  177    $ 56,390        ($19,159)  $     (562)
                                               ========    ======  ===========   ======    ========     ===========   ==========

                                                    Total
                                                 Stockholders
                                                   Equity
                                                  (Deficit)
                                                   -------
Balance at June 29, 1995.....................    $          -
Issuance of stock............................           7,782
Stock subscription receivable................            (257)
Net loss.....................................         (19,715)
                                                 ------------
Balance at December 31, 1995.................         (12,190)
Issuance of stock............................              15
Stock subscription receivable................             257
Currency translation adjustment..............           1,368
Net loss.....................................          (2,742)
Exchange of stock............................               1
Retroactive effect of February 12, 1997
   Class L Common Stock Reclassification.....              12
Retroactive effect of February 12, 1997
   Common Stock split........................             (13)
                                                 ------------
Balance at December 31, 1996.................         (13,292)
Issuance of stock ...........................          47,295
Stock compensation ..........................             257
Stock option related tax benefit.............           1,218
Currency translation adjustment..............          (1,930)
Net income  .................................           3,298
                                                 ------------
Balance at December 31, 1997 ................          36,846
                                                 ============

The accompanying notes are an integral part of these financial statements

                        WESLEY JESSEN VISIONCARE, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of presentation and description of business

   Basis of presentation

   The consolidated financial statements include the accounts of Wesley Jessen VisionCare, Inc. (formerly known as Wesley Jessen Holding, Inc.), its wholly owned subsidiary, Wesley Jessen Corporation, and Wesley Jessen Corporation's wholly owned subsidiaries (collectively, the "Company"). Certain amounts in previous years' financial statements have been reclassified to conform to current presentation.

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

   The consolidated financial statements for the period from January 1, 1995 to June 28, 1995 of the Predecessor present the "carve-out" results of operations and cash flows for the operations of the contact lens business of Schering-Plough purchased by the Company. The financial information of the Predecessor presented herein does not necessarily reflect what the results of operations and cash flows of the Wesley-Jessen contact lens business would have been had it operated as a stand-alone entity during the periods covered.

   The IPO

   On February 19, 1997, the Company completed an initial public offering ("IPO") of 2,500,000 shares of common stock at $15.00 per share. Concurrent with the offering, the Board of Directors declared a 4.549-to-one conversion of Class L Common Stock into Common Stock (the "Conversion") and a 3.133-to-one split of the Common Stock (the "Split"). For balance sheet presentation purposes the Conversion and the Split have been given effect as if they had occurred on December 31, 1996. All per share data have been presented as if the Conversion and Split had occurred on June 29, 1995. Additionally, concurrent with the IPO, the Board of Directors amended the Company's Articles of Incorporation, authorizing 5,000,000 and 50,000,000 shares of Serial Preferred Stock and Common Stock, respectively. On March 20, 1997, the Company sold an additional 321,000 shares of Common Stock at $15.00 per share.

   The Offering

   In August, 1997, the Company completed a public offering of 4,000,000 shares of common stock at $23.50 per share (the "Offering"). Of the 4,000,000 shares, 500,000 were offered by the Company and the remaining 3,500,000 shares were offered by certain selling stockholders.

                        WESLEY JESSEN VISIONCARE, INC.

   Net proceeds received by the Company, after deducting underwriting discounts, commissions and offering expenses, were used to repay the "Pilkington Note" (Note 9) and to reduce the Company's indebtedness under the Bank Credit Agreement. In connection with the Offering, the Company amended its Bank Credit Agreement (Note 9).

   Some of the proceeds from the Company's 1997 Common Stock offerings were used to retire indebtedness existing under its credit agreements (Note 9). Supplemental basic net income per share is $0.22 for the year ended December 31, 1997; the number of shares of Common Stock whose proceeds are deemed to be used to retire debt is 3,321,000. This calculation assumes the debt retirement had taken place at the later of the beginning of the respective period or the issuance of the debt. The amount of interest expense eliminated, net of tax effects, is $0.6 million for the year ended December 31, 1997.

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

   Revenue recognition

   Revenue is recognized when product is shipped. Net sales include estimates for returns and allowances. The Company grants credit terms to its customers consistent with normal industry practices and does not require collateral. No individual customer accounts for more than 10 percent of sales or accounts receivable.

   Other income

   Other income for the year ended December 31, 1996 includes income of $3.7 million relating to licensing of a patent by the Company.

   Cash and cash equivalents

   All highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. These amounts are stated at cost which approximates fair value.

                        WESLEY JESSEN VISIONCARE, INC.

   Inventories

   Inventories are stated at the lower of cost, determined by the first-in, first-out method, or market value. Market value for raw materials is based on replacement costs and for other inventory classifications on net realizable value. Consideration is given to deterioration, obsolescence and other factors in evaluating net realizable value.

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

   Property, plant and equipment

   Property, plant and equipment is recorded at cost. Depreciation is determined using the straight-line method over the estimated useful lives of the assets, which are as follows (in years):

                                                 Predecessor           Company
                                                 -----------           -------

   Buildings and improvements                     20 to 50             5 to 25
   Machinery and equipment                        10 to 15                7
   Furniture and fixtures                          8 to 12                7
   Automobiles                                        4                   3

   Expenditures for renewals and betterments are capitalized. Maintenance and repairs are charged to operations.

   Negative goodwill

   Negative goodwill resulting from the Wesley Jessen Acquisition (Note 1) and the Barnes-Hind Acquisition (Note 3) is being amortized on a straight-line basis as a credit to income over a period of fifteen years. Negative goodwill was $11.4 million, $10.6 million and $13.7 million, net of $0.4 million, $1.2 million and $2.0 million of accumulated amortization, at December 31, 1995, 1996 and 1997 respectively.

   Capitalized financing fees

   Capitalized financing fees are amortized over the term of the underlying debt utilizing the interest method.

   Research and development costs

   Expenditures related to the development of new products and processes, including significant improvements and refinements of existing products, are expensed as incurred.

                        WESLEY JESSEN VISIONCARE, INC.

   Foreign currency translation

   The functional currency of each of the Company's and the Predecessor's foreign subsidiaries is the local currency of its respective country. Asset and liability accounts of each entity are translated at the exchange rate in effect at each period-end, and income and expense accounts are translated at average exchange rates prevailing during the period. Gains and losses resulting from the translation of these foreign currency financial statements are included in the cumulative translation adjustment in stockholders' equity.

   Income taxes

   The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences, utilizing currently enacted tax rates, of temporary differences between the carrying amounts and the tax bases of assets and liabilities. Deferred tax assets are recognized, net of any necessary valuation allowance, for the estimated future tax effects of deductible temporary differences and tax operating loss and credit carryforwards.

   The Predecessor's operations were included in Schering-Plough's consolidated U.S. federal tax returns. The Predecessor's provision for income taxes has been determined as if the Predecessor had filed separate tax returns for the period presented; all U.S. income taxes, including deferred taxes, were settled with Schering-Plough on a current basis through the Schering-Plough investment account, and Schering-Plough utilized the tax losses generated by the Predecessor. The income tax attributes of the Predecessor did not carry over to the Company.

   Concentration of credit risk

   The Company provides credit, in the normal course of business, to distributors, optical store chains and physicians' offices. The Company performs ongoing credit evaluations of its customers and maintains reserves for potential credit losses.

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

   Earnings per share

   The company calculates earnings per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share." The difference between the weighted average shares used in the computation of basic and diluted earnings per share for the year ended December 31, 1997 is the dilutive effect of outstanding stock options, using the treasury stock method from the date of grant. Weighted average shares used in the computation for all other periods do not include the effect of these stock options, as the effect would be antidilutive.

                        WESLEY JESSEN VISIONCARE, INC.

3. Acquisitions

   The Wesley Jessen Acquisition was completed for a total purchase price of $76.6 million, consisting of cash paid of $47.0 million and liabilities assumed of $29.6 million. The Wesley Jessen Acquisition was financed by $43.0 million of bank debt and $7.5 million of proceeds from the issuance of the Company's common stock.

   On October 2, 1996 the Company acquired the contact lens business of Pilkington plc, operating as the Pilkington Barnes Hind Group ("the Barnes-Hind Acquisition"). Aggregate consideration for the acquisition of $62.4 million was comprised of $57.4 million in cash and a $5.0 million subordinated promissory note (Note 9). In addition, the Company paid acquisition related fees of $2.9 million and assumed liabilities of $55.3 million. The cash portion of the purchase price was financed by the proceeds from the Barnes-Hind Acquisition financing (Note 9).

   The purchase method of accounting was used to record the acquisitions. The results of operations of the acquired companies have been included in the results of operations of the Company since the acquisition date. The excess of the estimated fair values of the assets acquired over the purchase price paid for the Wesley Jessen Acquisition of $11.8 million has been recorded as negative goodwill (Note 2). In September, 1997 the Company negotiated a purchase price reduction for the Barnes-Hind Acquisition of $1.6 million with Pilkington plc based on specific net current asset measures as of the closing date. As a result, the purchase price of Barnes-Hind, after taking into consideration additional acquisition related fees and expenses, decreased by $0.1 million. Additionally, certain pension valuations associated with Barnes-Hind were completed in the third quarter of 1997. Management also revised the operational details and related cost estimates of its plans to integrate Barnes-Hind operations. These changes in estimates resulted in recognition of negative goodwill of $4.0 million (Note 2) , which will be amortized to income through June, 2010.

   In connection with the Barnes-Hind Acquisition, the Company entered into a voluntary consent order with the Federal Trade Commission which provided, among other things, that the Company divest Barnes-Hind's U.S. Natural Touch Product Line. On March 17, 1997, the Company completed the sale of the product line for which, it received aggregate consideration of $7.5 million, consisting of $3.0 million in cash and a four-year $4.5 million promissory note. The promissory note accrues compounded interest at a rate of 12% per annum, 8% of which is paid currently and 4% of which is payable-in-kind. As part of the sale, the Company entered into a supply agreement pursuant to which the Company will supply the purchaser with Natural Touch lenses for sale in the United States. On July 31, 1997, the purchaser made a voluntary prepayment of $3.0 million plus accrued interest on the promissory note.

                        WESLEY JESSEN VISIONCARE, INC.

Pro forma results (unaudited)

The unaudited pro forma results of operations for the Company are set out below, giving pro forma effect to; (i) the Wesley Jessen Acquisition; (ii) the Barnes-Hind Acquisition; (iii) the Barnes-Hind Acquisition Financing described in Note 9; (iv) the estimated recurring cost savings to the Company from facilities and personnel rationalizations; (v) elimination of non-recurring increases to cost of goods sold as a result of applying purchase accounting to inventories; (vi) the divestiture of Barnes-Hind's U.S. Natural Touch Product Line; and (vii) adjusting the income tax (expense) benefit to an assumed effective rate of 34%, each as if the transactions had occurred as of January 1, 1995 (in thousands except per share data):

                                                                     Year ended               Year ended
                                                                    December 31,             December 31,
                                                                        1995                    1996
                                                                    ------------            -------------
     Net sales                                                      $    230,997            $     249,999
                                                                    ============            =============

     Net income (loss) before extraordinary loss                    $     (1,523)           $      12,048
                                                                    ============            =============


     Extraordinary loss, net of income tax benefit                  $          -            $      (1.671)
                                                                    ============            =============


     Net income (loss)                                              $     (1,523)           $      10,377
                                                                    ============            =============


     Basic net income (loss) per common share
       Net income (loss) before extraordinary loss                  $      (0.11)           $        0.82
                                                                    ============            =============

       Extraordinary loss, net of income tax benefit                $          -            $       (0.11)
                                                                    ============            =============

       Net income (loss)                                            $      (0.11)           $        0.71
                                                                    ============            =============


     Weighted average shares used in computation of
     basic net income (loss) per common share                             14,416                   14,638
                                                                    ============            =============


     Diluted net income (loss) per common share
     Net income (loss) before extraordinary loss                    $      (0.11)           $        0.76
                                                                    ============            =============

     Extraordinary loss, net of income tax benefit                  $          -            $       (0.11)
                                                                    ============            =============

     Net income (loss)                                              $      (0.11)           $        0.65
                                                                    ============            =============


     Weighted average shares used in computation of
     diluted net income (loss) per common share                           14,416                   15,863
                                                                    ============            =============

The pro forma results are not necessarily indicative of what actually would have occurred if the Barnes-Hind Acquisition had been in effect for the periods presented and are not intended to be a projection of future results.

                        WESLEY JESSEN VISIONCARE, INC.

4.  Transition Reserve and Restructuring Charge

In connection with the Barnes-Hind Acquisition, management approved a plan to integrate the acquired operations, for which an accrual of $20.4 million ("transition reserve") was established in purchase accounting. The transition reserve includes costs related to the closure of the Barnes-Hind corporate offices in Sunnyvale, California which was completed in the third quarter of 1997 and resulted in the termination of 123 employees. In addition, management plans to curtail certain manufacturing activities in San Diego, California which will comprise reductions in direct labor, quality assurance, maintenance and other manufacturing functions as well as site support and administrative operations, including distribution, customer service, credit and collections. These activities will be transferred to other Company locations and will result in the termination of 291 employees (of whom 108 had been terminated as of December 31, 1997). Payments related to the transition reserve are as follows (in thousands):

                                                            Lease             Facility
                                    Employee             Termination         Restoration
                                  Related Costs             Costs           and Other Costs    Total
                               -------------------  ---------------------  -----------------  ---------
Transition reserve at
  October 2, 1996                    $16,772                $2,243                $1,385        $20,400
Charges against reserve                1,149                   223                   134          1,506
                                     -------                ------                ------        -------

Transition reserve at
  December 31, 1996                   15,623                 2,020                 1,251         18,894
Charges against reserve                6,072                 1,323                   274          7,669
                                     -------                ------                ------        -------
Transition reserve at
  December 31, 1997                  $ 9,551                $  697                $  977        $11,225
                                     =======                ======                ======        =======

In addition to the transition plan, the Company committed to a plan to restructure the Wesley Jessen operations following the Barnes-Hind Acquisition, resulting in a $3.4 million charge in the fourth quarter of 1996 ("restructuring reserve"). Pursuant to the restructuring plan, the Chicago distribution facilities were consolidated with those at Des Plaines, Illinois in October, 1997. The restructuring reserve totaling $1.2 million at December 31, 1997, consists of costs related to employee termination, lease termination and other restructuring costs associated with the consolidation of certain Wesley Jessen facilities in Europe with facilities acquired in the Barnes-Hind Acquisition. Usage of the restructuring reserve is as follows (in thousands):

                                                Employee               Lease
                                                 Related            Termination            Other
                                                  Costs                Costs               Costs         Total
                                                --------            -----------           ------         ------
Restructuring  reserve at
  December 31, 1996                                 $813                   $897           $1,690         $3,400
Charges against reserve                              437                    235            1,480          2,152
                                                    ----                   ----           ------         ------
Restructuring reserve at
  December 31, 1997                                 $376                   $662           $  210         $1,248
                                                    ====                   ====           ======         ======

                        WESLEY JESSEN VISIONCARE, INC.

5.  Accounts receivable--trade, net

Accounts receivable--trade, net consist of the following (in thousands):

                                       December 31,           December 31,
                                           1996                   1997
                                       ------------           ------------

Trade receivables                        $ 56,480              $ 59,293
Less allowances:
   Doubtful accounts                       (6,989)               (6,290)
   Sales returns and adjustments          (10,622)              (10,361)
                                         --------              --------
                                         $ 38,869              $ 42,642
                                         ========              ========

6.   Inventories

 consist of the following at (in thousands):

                                       December 31,           December 31,
                                           1996                  1997
                                       ------------          ------------
Raw materials                             $ 6,073               $ 3,558
Work-in-process                             8,958                 7,613
Finished goods                             54,108                38,091
                                          -------               -------
                                          $69,139               $49,262
                                          =======               =======

In connection with the Wesley Jessen Acquisition and the Barnes-Hind Acquisition, under the purchase method of accounting, the Company's total inventories were written up to fair value at the date of acquisition by $40.6 million and $36.7 million, respectively. Of these amounts, $33.9 million, $20.7 million and $22.7 million was charged to cost of goods sold during the period June 29, 1995 through December 31, 1995 and the years ended December 31, 1996 and 1997, respectively.


7.   Property, plant and equipment

Property, plant and equipment consist of the following (in thousands):

                                       December 31,           December 31,
                                           1996                   1997
                                       ------------          ------------
Buildings and improvements                $ 1,230               $ 8,369
Machinery, equipment, furniture and
 fixtures                                   6,257                10,246
Construction-in-progress                    3,034                 4,159
                                          -------               -------
                                           10,521                22,774
Less accumulated depreciation                (396)               (1,294)
                                          -------               -------
                                          $10,125               $21,480
                                          =======               =======

                        WESLEY JESSEN VISIONCARE, INC.

8.  Advertising costs

The Predecessor and the Company participate in several cooperative advertising programs with customers. The costs incurred under these programs are accrued and expensed at the inception of the contract. All of the Predecessor's and the Company's other production costs of advertising are expensed the first time the advertising takes place. Advertising expense for the period from January 1, 1995 through June 28, 1995, the period from June 29, 1995 through December 31, 1995, and for the years ended December 31, 1996 and 1997 was $11.7 million, $7.2 million, $14.0 million and $17.9 million, respectively.


9.  Long-term debt

 Wesley Jessen Acquisition financing

On June 28, 1995, the Company entered into a $55 million credit agreement, consisting of a $30 million term loan payable in quarterly installments, commencing December 31, 1995, and a $25 million revolving credit note, both of which were due June 30, 2001. Interest on the term loan was computed on a floating rate based on LIBOR while the revolver was based on a fixed rate. At December 31, 1995, the Company's weighted average borrowing rate was 9.3%. This agreement was refinanced on October 2, 1996.

 Barnes-Hind Acquisition financing

On October 2, 1996, in connection with the Barnes-Hind Acquisition, the Company replaced its long-term borrowing arrangement with the following new credit facilities:

$45 million revolving credit facility due February 28, 2002

$45 million Term Loan A due February 28, 2002

$50 million Term Loan B due February 29, 2004

In connection with the refinancing, the Company recognized an extraordinary loss of $2.8 million ($1.7 million, net of income tax benefit), relating to the write-off of capitalized financing fees incurred in connection with the Wesley Jessen Acquisition financing. Additionally, the Company incurred and capitalized financing fees of approximately $7.8 million which were being amortized over the term of the new credit facilities.

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

                        WESLEY JESSEN VISIONCARE, INC.

Additionally, as part of the consideration paid for the Barnes-Hind Acquisition the Company entered into a $5.0 million promissory note with Pilkington plc (the "Pilkington Note") which bore interest at 8.0% compounded annually and payable at maturity. The note was to mature on February 1, 2005 subject to certain acceleration provisions. In September, 1997, the note was reduced by $1.6 million, based on purchase price negotiations, and the remaining principal was repaid.

 Initial Public Offering-refinancing

On February 19, 1997, in connection with the IPO, the Company replaced its long-term borrowing arrangements with the following new credit facilities (the "Bank Credit Agreement"):

$35 million revolving loan facility due February 19, 2002

$65 million Term Loan due February 19, 2002

In connection with the refinancing, the Company recognized an extraordinary loss of $7.4 million ($4.9 million, net of income tax benefit), relating to the write-off of capitalized financing fees incurred in connection with the Barnes-Hind Acquisition Financing. Additionally, the Company incurred and capitalized financing fees of approximately $2.5 million.

On September 10, 1997, in connection with the Offering, the Bank Credit Agreement was amended to consist of a $135.0 million revolving loan facility (the "Amended Bank Credit Agreement"), the availability of which will be reduced by $20.0 million on September 11, 2000 and $20.0 million on September 11, 2001. The facility matures on September 11, 2002.

In conjunction with the amendment, an additional $0.6 million of financing fees were incurred and capitalized. These fees are being amortized over the term of the Amended Bank Credit Agreement.

Amounts borrowed under the Amended Bank Credit Agreement bear interest at either the Base Rate (higher of (i) 0.5% in excess of the Federal Reserve reported adjusted certificate of deposit rate and (ii) the lender's prime lending rate plus a margin up to 0.5% based on leverage ratios calculated as of certain dates) or the Eurodollar Rate as determined by the lenders plus a margin of 0.375% to 1.500% based on the type of loan and leverage ratios calculated as of certain dates as defined in the credit agreement. At December 31, 1997, the weighted average borrowing rate was 6.72%. Additionally, the Company is required to pay a commitment fee on the unutilized revolving loan commitments, as defined in the credit agreement, ranging from 0.175% to 0.400% based on leverage ratios calculated as of certain dates. The unutilized portion of the credit facilities at December 31, 1997 was $78.0 million. The credit facilities are guaranteed by each of the Company's domestic subsidiaries and secured by essentially all assets of the domestic subsidiaries.

The Amended Bank Credit Agreement contains a number of covenants restricting the Company and its subsidiaries with respect to the incurrence of indebtedness, the creation of liens, the consummation of certain transactions such as sales of substantial assets, mergers or consolidations, the making of certain investments, capital expenditures, and payment of dividends. In addition, the Company is required to maintain certain financial covenants and ratios.

                        WESLEY JESSEN VISIONCARE, INC.

 Interest rate instrument

The Company has purchased an interest rate cap on $35.0 million of notional principal amount at 8.5%, which expires on December 31, 1999. The cap is intended to provide partial protection to the Company from potential exposure relating to its variable rate debt instruments.


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

 Post-IPO capital structure

Effective February, 1997, the Company's authorized capital stock consists of 50,000,000 shares of Common Stock and 5,000,000 shares of Serial Preferred Stock.

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

                        WESLEY JESSEN VISIONCARE, INC.

Stock options

As permitted, the Company applies Accounting Principles Board Opinion 25 and related Interpretations in accounting for its stock-based compensation plan, and recognized expense of $0.3 million for the year ended December 31, 1996. Had compensation cost for the Company's stock-based compensation plan been determined based on the fair value of the options at the grant dates for the awards under the plan consistent with the alternative method of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," the pro forma effect on the Company's net loss and loss per share for the period ended December 31, 1995 would not have been significant. The pro forma effect for other periods presented would have been as follows (in thousands, except per share data):

                                                     Year ended      Year ended
                                                    December 31,    December 31,
                                                        1996            1997
                                                    ------------    ------------
Pro forma net income (loss)
  Net income (loss) before extraordinary loss         $(1,447)        $ 7,785
  Extraordinary loss, net of income tax benefit        (1,671)         (4,902)
  Net income (loss)                                    (3,118)          2,883

Pro forma basic net income (loss) per share
  Net income (loss) before extraordinary loss         $ (0.10)        $  0.46
  Extraordinary loss, net of income tax benefit         (0.12)          (0.29)
  Net income (loss)                                     (0.22)           0.17

Pro forma diluted net income (loss) per share
  Net income (loss) before extraordinary loss         $ (0.10)        $  0.42
  Extraordinary loss, net of income tax benefit         (0.12)          (0.27)
  Net income (loss)                                     (0.22)           0.15

                        WESLEY JESSEN VISIONCARE, INC.

1995 and 1996 stock option plans

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

In October, 1996, pursuant to the 1996 Stock Option Plan, the Board of Directors authorized and granted options to purchase an aggregate of 424,519 shares of Common Stock at an exercise price which approximates fair market value at the date of grant. Options to purchase 267,872 shares were immediately exercisable, and options to purchase 156,647 shares vest in five equal annual installments beginning October 22, 1997.

1997 Stock Incentive Plan

The Wesley Jessen VisionCare, Inc. 1997 Stock Incentive Plan (the "1997 Stock Plan") was approved by the Board of Directors in February, 1997. The 1997 Stock Plan provides for the issuance of the following types of incentive awards: stock options, stock appreciation rights, restricted stock, performance grants and other types of awards. An aggregate of 800,000 shares of Common Stock of the Company have been reserved for issuance under the 1997 Stock Plan, subject to certain adjustments reflecting changes in the Company's capitalization. The 1997 Stock Plan provides that individual participants will be limited to receiving awards of no more than 50,000 shares of Common Stock per year.

Options granted under the 1997 Stock Plan may be subject to time vesting and certain other restrictions. Subject to certain exceptions, the right to exercise an option generally will terminate at the earlier of (i) the first date on which the initial grantee of such option is not employed by the Company for any reason other than termination without cause, death or permanent disability or (ii) the expiration date of the option. All outstanding awards under the 1997 Stock Plan will terminate immediately prior to consummation of a liquidation or dissolution of the Company, unless otherwise provided by the Board. In the event of the sale of all or substantially all of the assets of the Company or the merger of the Company with another corporation, all restrictions on any outstanding awards will terminate and participants will be entitled to the full benefit of their awards immediately prior to the closing date of such sale or merger, unless otherwise provided by the Board.

Non-Employee Director Stock Option Plan

The 1997 Non-Employee Director Stock Option Plan (the "Director Option Plan") was approved by the Board of Directors in February 1997. The Director Option Plan provides for the granting of options to

                        WESLEY JESSEN VISIONCARE, INC.

non-employee Directors, as defined, covering an aggregate of 250,000 shares of Common Stock of the Company.

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

A summary of the Company's stock option plans as of December 31, 1995, 1996 and 1997, and changes during the periods then ended is presented below:

                                                   1995                           1996                           1997
                                        --------------------------    ---------------------------    ---------------------------
                                                      Weighted-                      Weighted-                      Weighted-
                                                       Average                        Average                        Average
                                          Shares    Exercise Price      Shares     Exercise Price      Shares     Exercise Price
                                        ---------   --------------    ---------    --------------    ---------    --------------
Outstanding at beginning of period              -       $   -         2,038,658        $1.14         2,617,570        $ 2.13
Granted                                 2,038,658        1.14           578,912         5.63           326,700         17.24
Exercised                                       -           -                 -            -          (127,612)         0.27
Forfeited                                       -           -                 -            -                 -             -
                                        ---------                     ---------                      ---------
Outstanding at end of year              2,038,658       $1.14         2,617,570        $2.13         2,816,658        $ 3.97
                                        =========                     =========                      =========
Options exercisable at year-end         1,306,890       $1.76         1,857,834        $2.38         2,001,695        $ 2.89
                                        =========                     =========                      =========
Weighted-average fair value of
options granted during the year         $       -                     $    2.36                      $    5.23
                                        =========                     =========                      =========

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for options granted in 1995, 1996 and 1997, respectively: expected volatility of 24.31%, 25.69% and 31.29%; risk-free interest rate of 5.98%, 6.36% and 6.38%;
and expected lives of 7 years, 7 years and 3 years.

The following table summarizes information about stock options outstanding at December 31, 1997:

                                           Options Outstanding                             Options Exercisable
                          -----------------------------------------------------      -------------------------------
                            Number         Weighted-Average        Weighted            Number           Weighted-
                          Outstanding         Remaining             Average          Exercisable         Average
Exercise Prices           at 12/31/97      Contractual Life      Exercise Price      at 12/31/97      Exercise Price
---------------           -----------      ----------------      --------------      -----------      --------------
    $ 0.03                   682,509          7.54 years             $ 0.03             259,563           $ 0.03
    $ 1.18                   678,021          7.55 years               1.18             678,021             1.18
    $ 2.34                   704,909          7.55 years               2.34             704,909             2.34
    $ 7.24                   424,519          8.81 years               7.24             299,202             7.24
    $15.00                    40,000          9.14 years              15.00              40,000            15.00
    $16.75                   266,700          9.35 years              16.75                   -               -
    $28.25                    20,000          9.75 years              28.25              20,000            28.25
                           ---------          ----------             ------           ---------           ------
                           2,816,658          7.95 years               3.97           2,001,695             2.89
                           =========          ==========             ======           =========           ======

                        WESLEY JESSEN VISIONCARE, INC.

Stock Purchase Plan

The Wesley Jessen VisionCare, Inc. Employee Stock Discount Purchase Plan (the "Stock Purchase Plan") was approved by the Board of Directors in February, 1997 and provides that, subject to certain restrictions, each United States employee of the Company will be eligible to participate in the Stock Purchase Plan if he or she has been employed by the Company for more than six months. The Company has reserved 500,000 shares of Common Stock for issuance in connection with the Stock Purchase Plan and each eligible employee is entitled to purchase a maximum of 500 shares per year. Each participating employee contributes to the Stock Purchase Plan by choosing a payroll deduction in any specified amount, with a minimum deduction of $25.00 per payroll period. Each participating employee's contributions will be used to purchase shares for the employee's share account, and the cost per share will be 85% of the price of the Company's Common Stock on the Nasdaq National Market on specified dates.

11.  Income taxes

Income (loss) before income tax benefit (expense) and extraordinary loss is as follows (in thousands):

                                                   Predecessor                         Company
                                                   -----------        -----------------------------------------
                                                    January 1         June 29            Year            Year
                                                     through          through           ended           ended
                                                       June           December         December        December
                                                     28, 1995         31, 1995         31, 1996        31, 1997
                                                   -----------        --------         --------        --------
Domestic (including Puerto Rico)                     $(17,936)        $(33,469)        $(7,721)        $20,088
International                                          (4,608)            (268)          3,613          (7,700)
                                                     --------         --------         -------         -------
                                                     $(22,544)        $(33,737)        $(4,108)        $12,388
                                                     ========         ========         =======         =======

Income tax benefit (expense) is as follows (in thousands):

                                                   Predecessor                         Company
                                                   -----------        -----------------------------------------
                                                    January 1         June 29            Year            Year
                                                     through          through           ended           ended
                                                       June           December         December        December
                                                     28, 1995         31, 1995         31, 1996        31, 1997
                                                   -----------        --------         --------        --------
Current income tax benefit (expense):
  Domestic federal                                   $  6,338         $   (872)        $(2,126)        $(2,694)
  Domestic state and local (including Puerto Rico)      3,063             (287)           (922)         (1,359)
  International                                             -              (64)           (116)         (1,757)
                                                     --------         --------         -------         -------
                                                        9,401           (1,223)         (3,164)         (5,810)
                                                     ========         ========         =======         =======
Deferred income tax benefit (expense):
  Domestic federal                                          -           13,045           4,307             328
  Domestic state and local (including Puerto Rico)          -            2,228          (1,237)           (994)
  International                                             -              (28)          3,131           2,288
                                                     --------         --------         -------         -------
                                                            -           15,245           6,201           1,622
                                                     --------         --------         -------         -------
                                                     $  9,401         $ 14,022         $ 3,037         $(4,188)
                                                     ========         ========         =======         =======

                        WESLEY JESSEN VISIONCARE, INC.

Income tax benefit (expense)

No allocation of the Predecessor's income tax benefits between current and deferred amounts has been made as all U.S. income taxes, including deferred taxes, were settled with Schering-Plough on a current basis through the Schering-Plough investment account. Schering-Plough utilized in full the tax losses generated by the Predecessor. The income tax attributes of the Predecessor did not survive the Wesley Jessen Acquisition.

Differences between the U.S. federal income tax statutory rates and the income tax benefit (expense) recorded are attributable to the following:

                                                    Predecessor                            Company
                                                    -----------        -----------------------------------------------
                                                     January 1           June 29              Year            Year
                                                      through            through             ended           ended
                                                      June 28,         December 31,       December 31,    December 31,
                                                        1995               1995               1996           1997
                                                    -----------         ------------       ------------    ------------
Income tax statutory rate                               35.0%              34.0%              35.0%           (35.0%)
  State and local taxes (including Puerto Rico),
    net of federal tax benefit                          13.6                8.4               39.4             20.5
  Effect of international operations                    (7.2)              (0.5)              (4.5)           (17.5)
  Amortization of negative goodwill                        -                0.2                6.8              2.4
  Other                                                  0.3               (0.5)              (2.8)            (4.2)
                                                        ----               ----               ----            -----
                                                        41.7%              41.6%              73.9%           (33.8%)
                                                        ====               ====               ====            =====

Deferred tax assets and liabilities are comprised of the following (in thousands):

                                                                    December 31,               December 31,
                                                                        1996                       1997
                                                                    ------------               ------------
Deferred tax assets:
  Accounts receivable valuation allowances                             $ 5,484                    $ 6,179
  Inventory reserves                                                       695                      4,746
  Fixed assets                                                           5,980                     10,143
  Accrued expenses                                                      13,195                      7,177
  Domestic net operating losses                                              -                      4,716
  Other deductible temporary differences                                     -                        934
  International net operating losses                                     2,296                      6,297
                                                                       -------                    -------
                                                                        27,650                     40,192
                                                                       =======                    =======
Deferred tax liabilities:
  Prepaid pension cost                                                       -                     (2,485)
  Puerto Rico tollgate tax                                              (1,008)                    (2,470)
                                                                       -------                    -------
  Total deferred tax liabilities                                        (1,008)                    (4,955)
                                                                       -------                    -------
  Valuation allowance for international net operating losses            (2,296)                    (6,297)
                                                                       -------                    -------
                                                                       $24,346                    $28,940
                                                                       =======                    =======

                        WESLEY JESSEN VISIONCARE, INC.

At December 31, 1996 and 1997, the Company has not provided a valuation allowance against its deferred tax assets except for the asset relating to foreign net operating losses ("NOLs") because, based upon its current operating plans, the Company believes that it is more likely than not that the assets will be realized through future profitable operations.

The Company has foreign NOLs which expire in four to seven years from December 31, 1997. The Company has domestic net operating losses which expire in the year 2012. A full valuation allowance has been provided against the deferred asset relating to these NOLs as the Company believes it is more likely than not that the benefits of the NOLs will not be realized in the future.

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


12.  Retirement benefits

Defined benefit pension plans

Eligible employees of the Predecessor in the United States and certain other countries were participants, along with employees of other Schering-Plough subsidiaries, in defined benefit pension plans sponsored by Schering-Plough. Benefits under these plans are generally based upon the participants' average final earnings and years of credited service, and take into account governmental retirement benefits. Pension cost allocated by Schering-Plough to the Predecessor for the period from January 1, 1995 through June 28, 1995 was a net credit of $0.2 million.

Effective June 29, 1995, the employees of the Company terminated participation in the Schering-Plough pension plans. Pursuant to the Wesley Jessen Acquisition agreement, the United States participants' pension liabilities and the related assets were transferred from the Schering-Plough plan to a new plan, established by the Company, the Wesley Jessen Cash Balance Pension Plan (the "Wesley Jessen Plan"). The amounts of pension liabilities and accompanying assets transferred from the Schering-Plough plan to the Wesley Jessen Plan, in September, 1997, were approximately $4.8 million. Prior to the transfer to the Wesley Jessen Plan, the pension assets earned a 7% rate of return guaranteed by Schering-Plough.

The Wesley Jessen Plan is a defined benefit plan, effective as of January 1, 1996, covering substantially all United States employees (including Puerto
Rico). Under the Wesley Jessen Plan, the Company allocates a percentage of compensation for each participant (annual pay credits) based upon years of service, excluding the period June 29, 1995 to December 31, 1995 and with the Predecessor. Additionally, the Wesley Jessen Plan provides for a specified return (interest credits) on participants' account balances. Under the Wesley Jessen Plan, annual pay credits and interest credits will be accumulated in participants' accounts as the basis for their Wesley Jessen Plan benefits. The Company will contribute actuarially determined amounts to fund Wesley Jessen Plan benefits within regulatory minimum requirements and

                        WESLEY JESSEN VISIONCARE, INC.

maximum tax deductible limits. Vesting occurs after five years of service and includes service during the period June 29, 1995 to December 31, 1995.

In connection with the Barnes-Hind Acquisition the Company acquired a fully funded portion of the Pilkington VisionCare Pension Plan, a non-contributory defined benefit pension plan, which covers substantially all Barnes Hind United States employees. Additionally, the Company acquired an international fully-funded contributory single-employer defined benefit pension plan covering certain Barnes Hind employees in the United Kingdom.

Under the plans acquired in the Barnes-Hind Acquisition, benefit payments for United States employees are based principally on earnings during the last five-year period prior to retirement and length of service. Employees are eligible to participate in domestic plans within one year of employment and are vested after five years of service. For the international employees, benefits are based on length of service and on compensation during the last ten years of service prior to retirement. Funding is on an actuarially determined basis, to provide for the plans' current service costs and the plans' prior service cost over their amortization periods.

Net pension expense for the pension plans includes the following components (in thousands):

                                                                                     Company
                                                           ----------------------------------------------------------
                                                           June 29 through         Year ended             Year ended
                                                             December 31,         December 31,           December 31,
                                                                1995                 1996                   1997
                                                           ---------------        ------------           ------------
Service cost - benefits earned during the period                $   -                $   801                $ 2,456
Interest cost on projected benefit obligations                    151                    745                  2,104
Actual return on plan assets                                     (151)                (1,424)                (2,497)
Net amortization and deferral                                       -                    656                   (195)
                                                                -----                -------                -------
Net pension expense                                             $   -                $   778                $ 1,868
                                                                =====                =======                =======

The following table sets forth the reconciliation of the funded status of defined benefit plans where accumulated benefit obligations exceed plan assets (in thousands):

                                                                           1996           1997
                                                                          ------         -------
Actuarial present value of benefit obligations:
Vested benefit obligations                                                $5,017         $ 5,650
Non-vested benefit obligations                                               280             222
                                                                          ------         -------
Accumulated benefit obligations                                           $5,297           5,872
                                                                          ======         =======
Plan assets at fair value                                                 $4,815         $ 5,034
Projected benefit obligations                                              5,433           6,087
                                                                          ------         -------
Plan assets less than projected benefit obligations                         (618)         (1,053)
Unrecognized prior service cost                                              681             621
Unrecognized net gain                                                       (601)           (860)
                                                                          ------         -------
Pension liability recognized                                              $ (538)        $(1,292)
                                                                          ======         =======

                        WESLEY JESSEN VISIONCARE, INC.

The following table sets forth the reconciliation of the funded status for defined benefit plans where plan assets exceed accumulated benefit obligations (in thousands):

                                                                   December 31, 1996                     December 31, 1997
                                                             -----------------------------         -----------------------------
                                                             Domestic        International         Domestic        International
                                                             --------        -------------         --------        -------------
Actuarial present value of benefit obligations:
Vested benefit obligations                                   $ 7,329            $6,508             $ 9,061            $6,273
Non-vested benefit obligations                                   938                 -                 598                 -
                                                             -------            ------             -------            ------
Accumulated benefit obligation                               $ 8,267            $6,508             $ 9,659            $6,273
                                                             =======            ======             =======            ======
Plan assets at fair value                                    $16,375            $8,647             $15,577            $8,335
Projected benefit obligation                                  14,872             8,411               9,855             8,107
                                                             -------            ------             -------            ------
Plan assets in excess of projected benefit                     1,503               236               5,722               228
 obligations
Unrecognized prior service cost                                    -                 -                   -                 -
Unrecognized net gain                                           (509)              (94)               (268)              (91)
                                                             -------            ------             -------            ------
Prepaid pension cost                                         $   994            $  142              $5,454            $  137
                                                             =======            ======             =======            ======

Assumptions used in the actuarial computations are as follows:

                                                     December 31,         December 31,
                                                         1996                 1997
                                                     ------------         ------------
Domestic plans:
Discount rate                                            7.5%                6.75%
Expected rate of compensation increase                   5.0%                 5.0%
Expected rate of return on plan assets                7.0%-9.0%               9.0%

International plans:
Discount rate                                            8.5%                 8.5%
Expected rate of compensation increase                   6.5%                 6.5%
Expected rate of return on plan assets                   8.5%                 8.5%

Defined contribution plans

The Company sponsors defined contribution plans covering substantially all U.S. employees. The plans provide for specified Company matching of participants' contributions. Contributions charged to operations for the years ended December 31, 1996 and 1997 totaled $0.7 million and $1.5 million, respectively.

Postretirement benefits other than pensions

Eligible United States retirees of the Predecessor and their dependents were provided postretirement health care and other benefits under benefit plans sponsored by Schering-Plough. Eligibility for such benefits depended upon age and years of service, and retirees shared in the cost of health care benefits. Postretirement health care cost allocated to the Predecessor by Schering-Plough for the period from January 1, 1995 through June 28, 1995 was $0.3 million. In conjunction with the Wesley Jessen Acquisition, the Company did not assume any existing retiree postretirement benefit obligation, nor does the Company offer postretirement health care benefits to its employees.

                        WESLEY JESSEN VISIONCARE, INC.

13.  Commitments and contingencies

Leases

The Company leases certain facilities and computer and other equipment under operating leases. Total rent expense was as follows (in thousands):

Predecessor
The period from January 1, 1995 through June 28, 1995        $1,513
                                                             ======
Company
The period from June 29, 1995 through December 31, 1995      $  494
                                                             ======
Year ended December 31, 1996                                 $2,554
                                                             ======
Year ended December 31, 1997                                 $3,269
                                                             ======

Future minimum lease payments under non-cancelable operating leases at December 31, 1997 were as follows (in thousands):

          Year Ending
          -----------
          December 31, 1998          $2,857
          December 31, 1999           2,230
          December 31, 2000           1,774
          December 31, 2001           1,618
          December 31, 2002           1,588
          Thereafter                  8,410

Litigation

The Company has certain patent infringement, product liability, personal injury and employment related litigation and claims pending in the normal course of its business. Management believes that any uninsured losses resulting from the resolution of such litigation and claims would not have a material adverse impact on the Company's financial position or results of operations as presented in the accompanying financial statements.

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

                        WESLEY JESSEN VISIONCARE, INC.

Predecessor operated as an independent entity. These charges are included in marketing and administrative expenses and are summarized as follows (in thousands):

                                    January 1, through
                                       June 28, 1995
                                    ------------------
Allocations:
General and administrative                $1,130
Legal                                        789
Compensation and benefits                     61
Direct charges:
Insurance                                  1,825
                                          ------
                                          $3,805
                                          ======

The Predecessor's consolidated statements of operations also include a financing charge from Schering-Plough based upon 11% of receivables outstanding and inventories on-hand throughout the period. This charge amounted to $3.5 million for the period from January 1, 1995 through June 28, 1995.

A summary of changes in Schering-Plough's net investment in the Predecessor is as follows (in thousands):

Excess of assets over liabilities at December 31, 1994        $173,409
Net loss from January 1, 1995 through June 28, 1995            (13,143)
Net change in amounts due to/from Schering Plough               11,272
                                                              --------
Excess of assets over liabilities at June 28, 1995            $171,538
                                                              ========

Management and advisory fees--Company

In connection with the Wesley Jessen Acquisition, the Company entered into an agreement with Bain Capital, Inc., an affiliate of the Company's major stockholder, for the provision of management and advisory services. Included in marketing and administrative expense during the period from June 29, 1995 through December 31, 1995 and for the years ended December 31, 1996 and 1997 are $0.5 million, $1.3 million and $2.1 million, respectively, of management fees paid for the services provided pursuant to this agreement. In addition, if the Company enters into any acquisition transactions, it must pay specified fees to Bain Capital, Inc. based upon the purchase price. The Company paid Bain Capital, Inc. fees of $0.7 million for services provided in structuring the Wesley Jessen Acquisition, and $3.0 million in connection with the structuring of the Bank Credit Agreement used to finance the Barnes-Hind Acquisition.

Promissory Note--Company

On May 7, 1997, Wesley Jessen Corporation, a wholly owned subsidiary of the Company, loaned the Company's Chief Executive Officer ("CEO") $1.2 million in exchange for an unsecured promissory note bearing interest at the rate of 8%, interest payable quarterly. The note is due at the earlier of (i) May 9, 2002,
(ii) the date the CEO ceases to be employed by the Company, or (iii) the date the CEO disposes of any of his common stock holdings in the company. For purposes of the Offering (Note 1), the Company waived the requirement that the CEO repay such loan pursuant to clause (iii) above.

                        WESLEY JESSEN VISIONCARE, INC.

15.  Geographical information

Financial information for the Company by geographic area is as follows (in thousands):

                                         Predecessor                           Company
                                       ----------------    -----------------------------------------------
                                          January 1,       June 29 through     Year ended     Year ended
                                       through June 28,      December 31,     December 31,    December 31,
                                             1995                1995             1996            1997
                                       ----------------    ---------------    ------------    ------------
Total assets:
United States (including territories)      $177,260            $54,669          $115,890        $112,210
Europe                                       10,119              8,609            50,523          44,041
Canada                                        4,076              4,052             4,576           4,145
Japan                                             -                  -             7,756           9,210
Other                                             -                  -             1,855           3,470
                                           --------            -------          --------        --------
                                           $191,455            $67,330          $180,600        $173,076
                                           ========            =======          ========        ========

Net sales:
United States (including territories)      $ 45,366            $49,198          $174,190        $246,619
Europe                                        6,549              6,066            30,255          59,466
Canada                                        2,330              2,720             6,028           9,217
Japan                                             -                  -             3,922          17,878
Other                                             -                  -               914           6,117
Elimination                                  (3,226)            (3,669)          (58,557)        (57,119)
                                           --------            -------          --------        --------
                                           $ 51,019            $54,315          $156,752        $282,178
                                           ========            =======          ========        ========

Aggregate export sales, by geographic area, were as follows (in thousands):

                                         Predecessor                           Company
                                       ----------------    -----------------------------------------------
                                          January 1,       June 29 through     Year ended     Year ended
                                       through June 28,      December 31,     December 31,    December 31,
                                             1995                1995             1996            1997
                                       ----------------    ---------------    ------------    ------------
Europe                                       $1,656            $ 1,559           $ 5,583         $ 5,629
Asia Pacific                                  2,873              3,630            12,787          19,146
Latin America                                 2,610              2,984            12,278          10,106
Africa and Middle East                          488              1,933             3,287           3,093
                                             ------            -------           -------         -------
                                             $7,627            $10,106           $33,935         $37,974
                                             ======            =======           =======         =======

Transfer pricing

Transfers among the Company's subsidiaries are at selling prices that represent the selling subsidiary's cost plus a profit margin established by management.

                        WESLEY JESSEN VISIONCARE, INC.

                             QUARTERLY INFORMATION
                   (in thousands, except per share amounts)

                                            March 28         June 28     September 27      December 31
                                          -------------   -------------  -------------    -------------
1997
Net Sales                                 $   64,071      $   72,083     $   75,235       $   70,789
Operating income (loss)                       (6,972)            710         11,989           12,220
Net income (loss)                            (10,731)           (371)         7,095            7,305
Basic Earnings (loss) per share                (0.70)          (0.02)          0.41             0.41
Diluted Earnings (loss) per share              (0.64)          (0.02)          0.37             0.38
Market price per share:
High                                      $    16.75      $    25.88     $    31.00       $    39.00
Low                                       $    14.63      $    13.00     $    22.50       $    26.75

                                            March 28         June 28     September 27      December 31
                                          -------------   -------------  -------------    -------------
1996
Net Sales                                 $   30,147      $   32,250     $   33,651       $   60,704
Operating income (loss)                       (1,865)          4,625          5,979          (10,513)
Net income (loss)                             (2,455)          5,979          4,337          (10,603)
Basic Earnings (loss) per share                (0.17)           0.41           0.30            (0.72)
Diluted Earnings (loss) per share              (0.17)           0.38           0.27            (0.72)
Market price per share:
High                                      N/A             N/A            N/A              N/A
Low                                       N/A             N/A            N/A              N/A


WESLEY JESSEN VISIONCARE, INC.

FINANCIAL STATEMENT SCHEDULE

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


                                                                          Additions
                                                                          charged to
                                                         Beginning        costs and                   Ending
                                                         balance           expenses    Deductions     balance
                                                        ----------      ------------   ----------    --------

Allowance for Doubtful Accounts
Period from January 1, 1995 through June 28, 1995....      $ 5,200          $ 1,450      $ (2,456)    $ 4,194
Period from June 29, 1995 through December 31, 1995..        5,342 (a)      $   861      $ (1,548)    $ 4,655
Year ended December 31, 1996.........................      $ 4,655            5,509 (b)  $ (3,175)    $ 6,989
Year ended December 31, 1997.........................      $ 6,989          $ 2,476      $ (3,175)    $ 6,290

Allowance for Sales Returns and Adjustments
Period from January 1, 1995 through June 28, 1995....      $15,810          $10,962      $(15,993)    $10,779
Period from June 29, 1995 through December 31, 1995..      $10,779          $ 4,088      $ (7,642)    $ 7,225
Year ended December 31, 1996.........................      $ 7,225           14,999 (c)  $(11,602)    $10,622
Year ended December 31, 1997.........................      $10,622          $ 2,416      $ (2,677)    $10,361

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

REPORT OF INDEPENDENT ACCOUNTANTS ON
FINANCIAL STATEMENT SCHEDULE


To the Board of Directors and Stockholders of Wesley Jessen VisionCare, Inc.


Our audits of the consolidated financial statements referred to in our report dated September 17, 1996 (relating to the Wesley-Jessen contact lens business of Schering-Plough Corporation) and our report dated February 20, 1998, (relating to Wesley Jessen VisionCare, Inc.) also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-K. In our opinion, the Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



PRICE WATERHOUSE LLP

Chicago, Illinois
February 20, 1998

                                   SIGNATURES

     Pursuant to the requirements of  Section 13 or 15(d) of the Securities and
Exchange Act of 1934,   the Registrant has duly caused this report to be signed
on its behalf by the undersigned, thereunto duly authorized, on this ________ day of March, 1998.

                         WESLEY JESSEN VISIONCARE, INC.

                         By  /s/ Kevin J. Ryan
                                 -----------------
                                 Kevin J. Ryan
                                 President and Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1994, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on this _____ day of March, 1998.

         Signature                     Capacity
         ---------                     --------

  /s/ Stephen G. Pagliuca              Chairman of the Board
  ------------------------------
  Stephen G. Pagliuca


  /s/ Kevin J. Ryan                    President and Director (principal
  ------------------------------       executive officer)
  Kevin J. Ryan


  /s/ Edward J. Kelley                 Chief Financial Officer, Treasurer
  ------------------------------       and Director (principal financial
  Edward J. Kelley                     officer)


  /s/ Ronald J. Artale                 Vice President--Controller (principal
  ------------------------------       accounting officer)
  Ronald J. Artale


  /s/ Michael A. D'Amato               Director
  ------------------------------
  Michael A. D'Amato


  /s/ Adam W. Kirsch                   Director
  ------------------------------
  Adam W. Kirsch


  /s/ Sol Levine                       Director
  ------------------------------
  Sol Levine


  /s/ John W. Maki                     Director
  ------------------------------
  John W. Maki


  /s/ John J. O'Malley                 Director
  ------------------------------
  John J. O'Malley

                               INDEX TO EXHIBITS

                                 EXHIBIT INDEX

  Exhibit No.   Exhibit Description
  -----------   -------------------

  2.1 Purchase and Sale Agreement, dated as of May 5, 1995, between Schering Corporation and WJ Acquisition Corp.+(1)

  2.2 Agreement for Purchase and Sale, dated as of July 5, 1996, between the Company and Pilkington plc.+(1)

  3.1(i)        Amended and Restated Certificate of Incorporation.(2)

  3.1(ii)       Amended and Restated By-laws.(2)

  4.1 Certificate representing shares of Common Stock, $0.01 par value per share.(1)

  4.2 Stockholders Agreement, dated October 22, 1996, among the Company and the stockholders named therein.(1)

  4.3 Amended and Restated Registration Agreement, dated as of October 22, 1996, between the Company and the stockholders named therein.(1)

  4.4 Credit Agreement, dated as of February 19, 1997 and as amended as of September 10, 1997, among Wesley Jessen VisionCare, Inc., Wesley-Jessen Corporation, various lending institutions, and Bankers Trust Company, as Agent.+(3)

  4.5 Security Agreement, dated as of February 19, 1997, among Wesley Jessen VisionCare, Inc., Wesley-Jessen Corporation, certain other subsidiaries of Wesley Jessen VisionCare, Inc. and Bankers Trust Company, as Collateral Agent.+(2)

  4.6 Pledge Agreement, dated as of February 19, 1997, by Wesley Jessen VisionCare, Inc., Wesley-Jessen Corporation and certain other subsidiaries of Wesley Jessen VisionCare, Inc. in favor of Bankers Trust Company, as Collateral Trustee and Agent.+(2)

  4.7 Subsidiary Guaranty, dated as of February 19, 1997, made by each subsidiary of Wesley-Jessen Corporation named therein and Bankers Trust Company, as Agent.(2)

  4.8 Subordinated seller's note, dated as of October 2, 1996, by Wesley-Jessen Corporation in favor of Pilkington plc.(1)

  10.1          Wesley Jessen VisionCare, Inc. 1997 Stock Incentive Plan.(2)

  10.2          Wesley Jessen VisionCare, Inc. Non-Employee Director Stock
                Option Plan.(2)

  10.3 Amended and Restated Advisory Agreement, dated as of October 2, 1996, between Wesley-Jessen Corporation and Bain Capital, Inc.(1)

  10.4 Stock Purchase Agreement, dated as of June 28, 1995, among Wesley-Jessen Holding, Inc. and the various purchasers named therein.(1)

  10.5 Agreement, dated as of December 21, 1992, between Wesley-Jessen Corporation and Tech Medical Inc., regarding casting cups, as amended.(1)

  10.6 Employment Agreement, dated June 28, 1995, between the Company and Kevin J. Ryan.(1)

  10.7 Employment Agreement, dated June 28, 1995, between the Company and Edward J. Kelley.(1)

  10.8          Wesley-Jessen Holding, Inc. 1995 Stock Purchase and Option
                Plan.(1)

  10.9          Wesley-Jessen Holding, Inc. 1996 Stock Option Plan.(1)

  10.10 Management Agreement, effective as of June 28, 1995 and dated as of April 5, 1996, by and between the Company and Kevin J. Ryan (with an attached schedule setting forth the terms of other Named Executives).(1)

  10.11 Indemnification Agreement, dated as of March 4, 1997 and effective as of February 12, 1997, between Kevin J. Ryan and the Company with an attached schedule listing the other officers and directors who entered into such an agreement.(2)

  10.12 Lease agreements relating to the Company's Southampton, United Kingdom manufacturing facility.(1)

  10.13 Lease agreements relating to the Company's San Diego, California manufacturing facility.(1)

  10.14         Wesley-Jessen Corporation Professional Incentive Program
                (1996).(1)

  10.15         Wesley Jessen VisionCare, Inc. Employee Stock Discount Purchase
                Plan.(2)

  10.16 Asset Purchase Agreement, dated as of January 24, 1997, by and among Wesley-Jessen Corporation, PBH, Inc. and The Cooper Companies, Inc.+(2)

  10.17         Unsecured promissory note, dated as of May 7, 1997, by Kevin J.
                Ryan in favor of Wesley-Jessen Corporation.(4)

  11.1          Earnings Per Share.

  21.1          Subsidiaries of the Company.(1)

  23.1          Consent of Price Waterhouse LLP.

  27.1          Financial Data Schedule.

________________
(1) Incorporated by reference to the applicable exhibit to the Registrant's Registration Statement on Form S-1, Registration No. 333-17353.
(2) Incorporated by reference to the applicable exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1997, File No. 0-22033.
(3) Incorporated by reference to the applicable exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 27, 1997, File No. 0-22033.
(4) Incorporated by reference to the applicable exhibit to the Registrant's Registration Statement on Form S-1, Registration No. 333-32493.

+ The Company agrees to furnish supplementally to the Commission a copy of any omitted schedule or exhibit to such agreement upon request by Commission.