Form 10-Q
period 1998-03-28
WESLEY JESSEN VISIONCARE INC
filed 1998-05-12
CIK 1027584

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549
                               _________________


                                  FORM 10 - Q
  (Mark One)
            (X)    QUARTERLY REPORT PURSUANT TO SECTION  13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the quarterly period ended March 28, 1998

            ( )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934
                            Commission file number 0-22003
                                                   -------


                              ____________________


                        WESLEY JESSEN VISIONCARE, INC.

            (Exact name of registrant as specified in its charter)

        Delaware                                                   36-4023739
(State of Incorporation)     333 East Howard Avenue    (I.R.S Employer Identification No.)
                        Des Plaines, Illinois 60018-5903
                                  847-294-3000


 (Address and telephone number, including area code, of registrant's principal executive office)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

      Yes  __X__     No _____



The number of shares of Common Stock ($0.01 par value) of the Registrant outstanding as of May 7, 1998 was 17,918,520.

================================================================================

                        WESLEY JESSEN VISIONCARE, INC.
                                     INDEX


                                                                          Page No.
                                                                         ----------


PART I - FINANCIAL INFORMATION

     Item 1.  Financial Statements (Unaudited)

              Condensed Consolidated Balance Sheets at December 31, 1997
                and March 28, 1998                                             1

              Condensed Consolidated Statements of Operations for the
                three months ended March 29, 1997 and March 28, 1998           2

              Condensed Consolidated Statements of Cash Flows for the
                three months ended March 29, 1997 and March 28, 1998           3

              Notes to the Condensed Consolidated Financial Statements       4 - 8

     Item 2.  Management's Discussion and Analysis of Financial Condition
                and Results of Operations                                    9 - 15




PART II - OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K                                 16

     Signatures                                                                17

                         PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

                        WESLEY JESSEN VISIONCARE, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      (in thousands except share amounts)

                                                               December 31,          March 28,
                                                                  1997                 1998
                                                               ------------         -----------
                                        ASSETS                                      (Unaudited)
                                        ------
Current assets:
  Cash and cash equivalents..................................   $   4,759            $   4,677
  Accounts receivable-trade, net.............................      42,642               46,657
  Other receivables..........................................       4,773                5,713
  Inventories................................................      49,262               52,274
  Deferred income taxes......................................      18,102               18,233
  Prepaid expenses...........................................       7,675                6,876
  Assets held for sale.......................................       1,222                1,222
                                                               -----------          -----------
    Total current assets.....................................     128,435              135,652
                                                               -----------          -----------
Property, plant and equipment, net...........................      21,480               22,420
Other assets.................................................       6,894                6,715
Deferred income taxes........................................      10,838                8,569
Notes receivable.............................................       2,773                2,835
Capitalized financing fees, net..............................       2,656                2,531
                                                               -----------          -----------
    Total assets.............................................   $ 173,076            $ 178,722
                                                               ===========          ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current liabilities:
  Trade accounts payable.....................................   $  14,229            $  15,653
  Accrued compensation and benefits..........................      19,806               16,101
  Accrued advertising........................................       4,113                5,572
  Other accrued liabilities..................................      11,212                8,864
  Transition reserve.........................................      11,225               10,238
  Income taxes payable.......................................       2,015                  331
                                                               -----------          -----------
    Total current liabilities................................      62,600               56,759
                                                               -----------          -----------
Negative goodwill, net.......................................      13,681               13,407
Long term debt...............................................      57,000               62,000
Other liabilities............................................       2,949                2,267
                                                               -----------          -----------
    Total liabilities........................................     136,230              134,433
                                                               -----------          -----------

Stockholders' equity:
  Common stock, $.01 par value, 50,000,000 shares authorized,
    17,736,011 and 17,914,410 issued and outstanding at
    December 31, 1997 and March 28, 1998 respectively........         177                  179
  Additional paid in capital.................................      56,390               59,164
  Accumulated deficit........................................     (19,159)             (13,889)
  Accumulated other comprehensive loss.......................        (562)              (1,165)
                                                               -----------          -----------
    Total stockholders' equity...............................      36,846               44,289
                                                               -----------          -----------
    Total liabilities and stockholders' equity...............   $ 173,076            $ 178,722
                                                               ===========          ===========

  The accompanying notes are an integral part of these financial statements.

                        WESLEY JESSEN VISIONCARE, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands, except per share amounts)

                                                                 Three Months Ended
                                                              ------------------------
                                                               March 29,    March 28,
                                                                 1997         1998
                                                              -----------  -----------
                                                              (Unaudited)  (Unaudited)
Net sales ..................................................    $ 64,071     $ 70,595
                                                                --------     --------

Operating costs and expenses:
    Cost of goods sold .....................................      21,870       21,939
    Cost of goods sold--inventory step-up (Note 5) .........      13,092           --
    Marketing and administrative ...........................      33,256       37,563
    Research and development ...............................       3,021        2,386
    Amortization of negative goodwill ......................        (196)        (274)
                                                                --------     --------
Income (loss) from operations ..............................      (6,972)       8,981


Other (income) expense:
    Interest income ........................................          --         (124)
    Interest expense .......................................       1,860        1,120
                                                                --------     --------
Income (loss) before taxes and extraordinary loss ..........      (8,832)       7,985
Income tax benefit (expense) ...............................       3,003       (2,715)
                                                                --------     --------
Net income (loss) before extraordinary loss ................      (5,829)       5,270
Extraordinary loss, net of related tax benefit of $2,526 ...      (4,902)          --
                                                                --------     --------
Net income (loss) ..........................................    $(10,731)    $  5,270
                                                                ========     ========

Income (loss) per common share:
    Basic
        Net income (loss) before extraordinary loss ........    $  (0.38)    $   0.30
        Extraordinary loss, net of tax benefit .............       (0.32)          --
                                                                --------     --------
        Net income (loss) ..................................    $  (0.70)    $   0.30
                                                                ========     ========
    Diluted
        Net income (loss) before extraordinary loss ........    $  (0.38)    $   0.27
        Extraordinary loss, net of tax benefit .............       (0.32)          --
                                                                --------     --------
        Net income (loss) ..................................    $  (0.70)    $   0.27
                                                                ========     ========
Weighted average common shares outstanding
    Basic ..................................................      15,420       17,784
                                                                ========     ========
    Diluted ................................................      15,420       19,396
                                                                ========     ========

  The accompanying notes are an integral part of these financial statements.

                        WESLEY JESSEN VISIONCARE, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                        Three Months Ended
                                                                    ---------------------------
                                                                     March 29,      March 28,
                                                                       1997            1998
                                                                    -----------     -----------
                                                                    (Unaudited)     (Unaudited)
Cash flows provided by operating activities:
     Net income (loss)...........................................   $  (10,731)     $    5,270
     Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
          Extraordinary loss on early extinguishment of debt.....        7,428              --
          Depreciation expense...................................          122             475
          Purchased inventory step-up............................       13,092              --
          Amortization of capitalized financing fees.............          118             141
          Amortization of negative goodwill......................         (196)           (274)
          Deferred income taxes..................................       (5,799)          2,187
          (Gain) loss on disposal of fixed assets................           --             (20)
          Other..................................................         (489)             --
     Changes in balance sheet items:
          Accounts receivable -- trade, net......................       (1,629)         (4,002)
          Other receivables......................................          116          (1,060)
          Inventories............................................         (948)         (2,882)
          Prepaid expenses.......................................          135             824
          Other assets...........................................          226             166
          Trade accounts payable.................................        1,303           1,329
          Accrued liabilities....................................       (8,257)         (5,649)
          Other liabilities......................................         (361)           (678)
          Income taxes payable...................................       (1,206)         (1,884)
                                                                    -----------     -----------
               Cash used in operating activities.................       (7,076)         (6,057)
                                                                    -----------     -----------
     Investing activities:
          Proceeds from Natural Touch sale.......................        3,000              --
          Capital expenditures...................................       (2,114)         (1,972)
                                                                    -----------     -----------
               Cash provided by (used in) investing activities...          886          (1,972)
                                                                    -----------     -----------
     Financing activities:
          Issuance of stock......................................       36,849           2,776
          Proceeds from long term debt...........................       78,000           5,000
          Payment of financing fees..............................       (2,495)             --
          Payments of long term debt.............................     (105,875)             --
                                                                    -----------     -----------
               Cash provided by financing activities.............        6,479           7,776
                                                                    -----------     -----------
          Effect of exchange rates on cash.......................           --             171
          Net increase (decrease) in cash and cash equivalents...          289             (82)
     Cash and cash equivalents:
          Beginning of period....................................        7,073           4,759
                                                                    -----------     -----------
          End of period..........................................   $    7,362      $    4,677
                                                                    ===========     ===========

     Supplemental disclosure of cash flow information
          Cash paid during the period for interest...............   $    2,414      $      977
                                                                    ===========     ===========
          Cash paid during the period for taxes, net.............   $    2,471      $    1,582
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

                        WESLEY JESSEN VISIONCARE, INC.
           NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


1. Basis of presentation and description of business

Basis of presentation

The consolidated financial statements include the accounts of Wesley Jessen VisionCare, Inc., its wholly owned subsidiary, Wesley Jessen Corporation, and Wesley Jessen Corporation's wholly owned subsidiaries (collectively, the "Company").

The unaudited financial information presented reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the consolidated financial statements for an interim period. All such adjustments are of a normal, recurring nature. Results of operations for an interim period are not necessarily indicative of results for the full year. These interim financial statements should be read in conjunction with the financial statements and related notes contained in the Annual Report on Form 10-K for the year ended December 31, 1997.

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

Description of business

Effective June 29, 1995, Wesley Jessen Corporation completed the acquisition of the Wesley Jessen contact lens business of Schering-Plough Corporation for $76.6 million, consisting of cash paid of $47.0 million and liabilities assumed of $29.6 million. On October 2, 1996, the Company acquired the contact lens business of Pilkington plc, operating as the Barnes-Hind Group ("the Barnes-Hind Acquisition") for $62.4 million, consisting of $57.4 million in cash and $5.0 million in debt. Both acquisitions were recorded under the purchase method of accounting. In September, 1997, the Company negotiated a purchase price reduction of $1.6 million with Pilkington plc based upon specified net current asset measures as of the closing date of the acquisition. As a result, the purchase price of Barnes-Hind, after taking into consideration additional acquisition related fees and expenses, decreased by $0.1 million.

The Company's primary business activity is the research, development, manufacture, marketing and sale of conventional and disposable soft contact lenses in the United States and certain other countries. The Company is headquartered in Des Plaines, Illinois and operates in one business segment.

The IPO

In February and March, 1997, the Company completed an initial public offering ("IPO") of 2,821,000 shares of common stock at $15.00 per share. Concurrent with the offering, the Board of Directors declared a 4.549-to-one conversion of Class L Common Stock into Common Stock (the "Conversion") and a 3.133-to-one split of the Common Stock (the "Split"). Additionally, concurrent with the IPO, the Board of Directors amended the Company's Articles of Incorporation, authorizing 5,000,000 and 50,000,000 shares of Serial Preferred Stock and Common Stock, respectively.

                        WESLEY JESSEN VISIONCARE, INC.
    NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                  (Unaudited)


The Offering

In August and September, 1997, the Company completed a public offering of 4,300,000 shares of common stock at $23.50 per share (the "Offering"). Of the 4,300,000 shares, 500,000 were offered by the Company and the remaining 3,800,000 shares were offered by certain selling stockholders.

Net proceeds received by the Company, after deducting underwriting discounts, commissions and offering expenses, were used to reduce the Company's indebtedness under its bank credit agreement and other indebtedness. In connection with the Offering, the Company amended its existing bank credit agreement (Note 7).

2. Net income (loss) per common share

The Company calculates net income (loss) per common share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share." The difference between the weighted average shares used in the computation of basic and diluted earnings per share for the three months ended March 28, 1998 is the dilutive effect of outstanding stock options, using the treasury stock method from the date of grant. Weighted average shares used in the computation for the corresponding 1997 period does not include the effect of these stock options, as the effect would be antidilutive.

3. Transition Reserve and Restructuring Charge

In connection with the Barnes-Hind Acquisition, management approved a plan to integrate the acquired operations, for which an accrual of $20.4 million ("transition reserve") was established in purchase accounting. The transition reserve included costs related to the closure of the Barnes-Hind corporate offices in Sunnyvale, California which was completed in the third quarter of 1997 and resulted in the termination of 123 employees. In addition, management plans to curtail certain manufacturing activities in San Diego, California which will comprise reductions in direct labor, quality assurance, maintenance and other manufacturing functions as well as site support and administrative operations, including distribution, customer service, credit and collections. These activities will be transferred to other Company locations and will result in the termination of 291 employees (of whom 120 had been terminated as of March 28, 1998). Payments related to the transition reserve are as follows (in thousands):

                                                         Lease              Facility
                                    Employee          Termination         Restoration
                                  Related Costs          Costs          and Other Costs        Total
                                  -------------       -----------       ---------------        -----
Transition reserve at
  December 31, 1997                   $9,551              $697                $977            $11,225
Charges against reserve                  647                59                 281                987
                                      ------              ----                ----            -------
Transition reserve at
 March 28, 1998                       $8,904              $638                $696            $10,238
                                      ======              ====                ====            =======

                         WESLEY JESSEN VISIONCARE, INC.
     NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
                                  (Unaudited)

In addition to the transition plan, the Company committed to a plan to restructure the Wesley Jessen operations following the Barnes-Hind Acquisition. Pursuant to the restructuring plan, the Chicago distribution facilities were consolidated with those at Des Plaines, Illinois in October, 1997. The restructuring reserve of $1.1 million at March 28, 1998, consists of costs related to employee termination, lease termination and other restructuring costs associated with the consolidation of certain Wesley Jessen facilities in Europe with facilities acquired in the Barnes-Hind Acquisition. Usage of the restructuring reserve is as follows (in thousands):



                           Employee     Lease
                           Related   Termination  Other
                            Costs       Costs     Costs  Total
                           --------  -----------  -----  -----
Restructuring reserve at
 December 31, 1997           $376       $662      $210   $1,248
 Charges against reserve       44         59        82      185
                             ----       ----      ----   ------
Restructuring reserve at
 March 28, 1998              $332       $603      $128   $1,063
                             ====       ====      ====   ======

4. Accounts receivable-trade, net
Accounts receivable-trade, net consist of the following (in thousands):

                                  December 31,  March 28,
                                          1997       1998
                                  ------------  ---------

Trade receivables                   $ 59,293     $62,837
Less allowances:
   Doubtful accounts                  (6,290)     (6,398)
   Sales returns and adjustments     (10,361)     (9,782)
                                    --------     -------
                                    $ 42,642     $46,657
                                    ========     =======

5. Inventories

Inventories consist of the following (in thousands):

                 December 31,  March 28,
                         1997       1998
                 ------------  ---------

Raw materials      $ 3,558      $ 4,308
Work-in-process      7,613        7,916
Finished goods      38,091       40,050
                   -------      -------
                   $49,262      $52,274
                   =======      =======


In connection with the Barnes-Hind Acquisition, under the purchase method of accounting, the Company's total inventories were written up to fair value at the date of acquisition by $36.7 million. Of this amount, $13.1 million was charged to cost of goods sold for the three months ended March 29, 1997.

                        WESLEY JESSEN VISIONCARE, INC.
     NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                  (Unaudited)

6.   Property, plant and equipment

Property, plant and equipment consist of the following (in thousands):

                                              December 31,      March 28,
                                                  1997            1998
                                             -------------   -------------

Buildings and improvements                       $ 8,369        $ 8,403
Machinery, equipment, furniture and fixtures      10,246         10,405
Construction-in-progress                           4,159          5,378
                                                 -------        -------
                                                  22,774         24,186
Less accumulated depreciation                     (1,294)        (1,766)
                                                 -------        -------
                                                 $21,480        $22,420
                                                 =======        =======

7.   Long-term debt

In connection with the Offering, the Company's existing credit agreement was amended to consist of a $135.0 million revolving loan facility (the "Amended Bank Credit Agreement"), the availability of which will be reduced by $20.0 million on September 11, 2000 and $20.0 million on September 11, 2001. The facility matures on September 11, 2002.

Amounts borrowed under the Amended Bank Credit Agreement bear interest at either the Base Rate (higher of (i) 0.5% in excess of the Federal Reserve reported adjusted certificate of deposit rate and (ii) the lender's prime lending rate plus a margin up to 0.5% based on leverage ratios calculated as of certain dates) or the Eurodollar Rate as determined by the lenders plus a margin of 0.375% to 1.500% based on the type of loan and leverage ratios calculated as of certain dates as defined in the credit agreement. Additionally, the Company is required to pay a commitment fee on the unutilized revolving loan commitments, as defined in the credit agreement, ranging from 0.175% to 0.400% based on leverage ratios calculated as of certain dates. The unutilized portion of the credit facilities at March 28, 1998 was $73.0 million. The credit facilities are guaranteed by each of the Company's domestic subsidiaries and secured by essentially all assets of the domestic subsidiaries.

The Amended Bank Credit Agreement contains a number of covenants restricting the Company and its subsidiaries with respect to the incurrence of indebtedness, the creation of liens, the consummation of certain transactions such as sales of substantial assets, mergers or consolidations, the making of certain investments, capital expenditures and payment of dividends. In addition, the Company is required to maintain certain financial covenants and ratios.

                        WESLEY JESSEN VISIONCARE, INC.
     NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                  (Unaudited)

8.   Comprehensive Income

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income," which requires the disclosure of all non-owner changes in equity. The Condensed Consolidated Balance Sheets as of December 31, 1997 and March 28, 1998 have been reclassified to reflect the adoption of this standard.

The components of comprehensive income for the three months ended March 29, 1997 and March 28, 1998 are as follows (in thousands):

                                               March 29,         March 28,
                                                 1997              1998
                                              ----------        ----------
Net income (loss)                              $(10,731)           $5,270
Foreign currency translation adjustments           (489)             (603)
                                               --------            ------
Comprehensive income (loss)                    $(11,220)           $4,667
                                               ========            ======

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview

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

Wesley Jessen Acquisition

     On June 28, 1995, Bain Capital, together with new and certain then-existing members of management, acquired the Wesley Jessen contact lens business from Schering-Plough Corporation (the "Wesley Jessen Acquisition"). The cash purchase price in the Wesley Jessen Acquisition of $47.0 million (plus fees and expenses of $3.5 million) was funded with $7.5 million of equity and $43.0 million of borrowings under a bank credit agreement. The aggregate purchase price in the Wesley Jessen Acquisition, including assumed liabilities, was $76.6 million. The Wesley Jessen Acquisition was accounted for under the purchase method of accounting.

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

     In connection with the Barnes-Hind Acquisition, the Company entered into a voluntary consent order with the Federal Trade Commission which provided, among other things, that the Company divest Barnes-Hind's U.S. Natural Touch product line. On March 17, 1997, the Company completed the sale of the product line for which it received aggregate consideration of $7.5 million, consisting of $3.0 million in cash and a four-year $4.5 million promissory note which accrues interest at a compound rate of 12% per annum, 8% of which is payable currently and 4% of which is payable-in-kind. On July 31, 1997, the purchaser made a voluntary prepayment of $3.0 million on the promissory note. On May 7, 1998 the purchaser made an additional voluntary prepayment of $1.0 million. As part of the agreement, the Company entered into a supply agreement pursuant to which the Company will supply the purchaser with Natural Touch lenses for sale in the United States.

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

     As a result of the Barnes-Hind Acquisition, the Company incurred a significant non-recurring charge of a non-cash increase in cost of goods sold of $13.1 million in the three months ended March 29, 1997 related to the amortization of the Barnes-Hind purchased inventory step-up to fair value at the acquisition date. Adjustments for this non-recurring charge and expected cost savings related to the reduction of certain operating expenses including the consolidation of corporate offices, a reduction in the number of corporate level employees and related expenses, and the curtailment of certain manufacturing activities have been reflected in the pro forma column of the Company's Unaudited Statement of Operations Data. See "Results of Operations."

The IPO and the Offering

     In February and March, 1997, the Company consummated an initial public offering (the "IPO") of 2.8 million shares of Common Stock at $15.00 per share. A secondary public offering (the "Offering") of 4.3 million shares of Common Stock at $23.50 per share was completed in August and September, 1997, of which
3.8 million shares were sold by certain selling stockholders and 0.5 million shares were sold by the Company.

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

     In September, 1997, in connection with the Offering, the Company entered into the Amended Bank Credit Agreement which increased the total borrowing availability thereunder to $135.0 million, converted all remaining term loan borrowings into revolving loans, and reduced the interest rate thereunder. The Company incurred an additional $0.6 million of fees and expenses associated with the Amended Bank Credit Agreement. These costs have been capitalized and are being amortized through September, 2002.

     Interest expense reductions as if the IPO had occurred on January 1, 1997 are reflected in the pro forma column of the Company's Unaudited Statement of Operations Data. See "Results of Operations." However, there can be no assurance that the Company's interest expense will not increase in future periods either as a result of increased borrowings or higher interest rates.

Results of Operations

     The Barnes-Hind Acquisition occurred on October 2, 1996. Because of the revaluation of the assets and liabilities, the related impact on cost of sales and expenses and the several cost-reduction and operating improvements undertaken in connection with such Acquisition, the financial statements of the Company for the three months ended March 29, 1997 and March 28, 1998 are not comparable. In addition, the Company completed its IPO in February, 1997, which had a significant impact on the Company's on-going interest expense. To improve the comparability of the Company's first three months in 1997 and 1998, and to assist the reader in better understanding the changes in the Company's operations over such periods, the Company has set forth below certain pro forma operating results for the period ended March 29, 1997 giving effect to the cost-reduction and operating improvements as if such transactions occurred on January 1, 1997. The pro forma adjustments are set forth in the note to the table. The pro forma information included herein for the prior year period is presented for informational purposes only and should not be viewed as a substitute for the Company's results of operations calculated in accordance with generally accepted accounting principles. In addition, the following pro forma information does not purport to represent the results of operations of the Company had such transactions in fact occurred on such date, nor do they purport to be indicative of the results of operations of any future periods. The following pro forma information should be read in conjunction with the Condensed Consolidated Financial Statements of the Company included herein.

                    Unaudited Statement of Operations Data
                     (in thousands, except per share data)

                                                                                     Three Months Ended
                                                                         ------------------------------------------
                                                                          Actual         Pro form          Actual
                                                                         March 29,       March 29,        March 28,
                                                                           1997           1997(a)           1998
                                                                         ---------       ---------        ---------
Net sales.........................................................        $ 64,071        $64,071          $70,595
Operating costs and expenses:
    Cost of goods sold............................................          34,962         21,870           21,939
    Marketing and administrative..................................          33,256         32,505           37,563
    Research and development......................................           3,021          3,021            2,386
    Amortization of intangible assets
    (negative goodwill)..........................................             (196)          (196)            (274)
                                                                          --------        -------          -------
    Income (loss)from operations..................................          (6,972)         6,871            8,981
Other (income) expense:
    Interest expense, net.........................................           1,860          1,449              996
                                                                          --------        -------          -------
Income (loss) before income taxes and extraordinary item..........          (8,832)         5,422            7,985
Income tax (expense) benefit......................................           3,003         (1,843)          (2,715)
                                                                          --------        -------          -------
Income (loss) before extraordinary item...........................          (5,829)         3,579            5,270
Extraordinary loss net of tax.....................................          (4,902)             -                -
                                                                          --------        -------          -------
Net income (loss).................................................        $(10,731)       $ 3,579          $ 5,270
                                                                          ========        =======          =======

Net income per common share:
    Basic........................................................           ($0.70)         $0.21            $0.30
                                                                            ======          =====            =====
    Diluted......................................................           ($0.70)         $0.19            $0.27
                                                                            ======          =====            =====

Weighted average common shares outstanding:
    Basic........................................................           15,420         17,097           17,784
                                                                          ========        =======          =======
    Diluted......................................................           15,420         18,564           19,396
                                                                          ========        =======          =======

(a) The pro forma results include adjustments to (i) eliminate the $13,092 non-recurring impact of the inventory write-up resulting from the Company's application of purchase accounting in connection with the October, 1996 Barnes-Hind acquisition; (ii) exclude $751 in non-recurring transitional administrative expenses incurred at the Barnes-Hind corporate facility in Sunnyvale, California; (iii) reflect the $411 pro forma reduction in interest expense resulting from the February, 1997 refinancing of the Company's bank credit agreement and the use of a portion of the net proceeds of the Company's February, 1997 initial public offering (and the subsequent over-allotment sale of additional shares) to repay outstanding debt; (iv) eliminate the $4,902 ($7,428 pre-tax) extraordinary write-off of capitalized financing fees; and (v) reflect the pro forma income tax expense at an estimated effective income tax rate of 34%.

Three Months Ended March 28, 1998 (Unaudited) Compared to Pro Forma Three Months Ended March 29, 1997 (Unaudited)

     The following discussion compares the Company's results of operations for the three months ended March 28, 1998 to the pro forma results of operations for the three months ended March 29, 1997.

     Net sales for the three months ended March 28, 1998 increased $6.5 million, or 10.2%, to $70.6 million from $64.1 million for the three months ended March 29, 1997. This increase resulted primarily from 31.0% growth in the sales of disposable and planned replacement contact lenses, from $20.9 million to $27.4 million. Sales of disposable and planned replacement lenses grew 50.2% in the U.S. and 14.1% internationally. Total sales in the United States grew 11.5%, while sales in the rest of the world grew 8.5% for the three month period. The sales returns and allowances reserve decreased moderately from $10.1 million at March 29, 1997 to $9.8 million at March 28, 1998. This decrease resulted from the lower actual sales returns and allowances trends which the Company is currently experiencing.

     Gross profit for the three months ended March 28, 1998 increased $6.5 million, or 15.3%, to $48.7 million from $42.2 million in the comparable 1997 period. Gross profit margin improved 3.0% to 68.9% in 1998, reflecting the higher margins realized on disposable and planned replacement lenses due to higher production volumes, as well as cost savings from improved plant utilization and other operating efficiencies.

     Marketing and administrative expenses for the three months ended March 28, 1998 increased by $5.1 million, or 15.6%, to $37.6 million from $32.5 million for the three months ended March 29, 1997. As a percentage of net sales, marketing and administrative expenses increased to 53.2% in the 1998 period from 50.7% in the 1997 period. This increase was largely due to higher promotional spending to support the market expansion of disposable and planned replacement product lines plus the launch of the new FreshLook toric and other conventional specialty cosmetic products, along with higher performance related compensation expenses and the added costs of reporting as a public company.

     Research and development expenses decreased $0.6 million, or 21.0%, to $2.4 million for the three months ended March 28, 1998 from $3.0 million for the three months ended March 29, 1997. As a percentage of net sales, research and development expenses decreased to 3.4% in the 1998 period from 4.7% in the 1997 period. The decrease was driven by the realization of operational synergies related to the Barnes-Hind Acquisition and the successful completion of various production-related development projects.

     Amortization of intangible assets income increased $0.1 million, or 39.8%, to $0.3 million for the three months ended March 28, 1998 from $0.2 million for the three months ended March 29, 1997 due to the impact on negative goodwill of the purchase price reduction, pension valuation and integration cost estimate changes related to the Barnes-Hind Acquisition.

     Interest expense, net decreased 31.3% to $1.0 million for the three months ended March 28, 1998 from $1.4 million for the three months ended March 29, 1997 due to the paydown of debt with proceeds from the offerings and operations as well as interest income earned on the promissory note receivable related to the sale of the Natural Touch product line.

     Net income for the three months ended March 28, 1998 increased $1.7 million, or 47.2%, to $5.3 million from $3.6 million for the three months ended March 29, 1997 as higher sales volume and improvement in gross margin was partially offset by increased spending in marketing and administrative expenses.

Liquidity and Capital Resources

     The Company finances its operations primarily through funds provided from operations and through borrowings under its revolving credit facility. For the three months ended March 28, 1998, the Company used approximately $6.1 million in cash for operating activities. This use resulted from increases in accounts receivable and inventories, along with payments made for the prior year's performance related compensation and integration costs relating to the Barnes-Hind Acquisition, partially offset by improvements in profitability and an increase in accounts payable. For the three months ended March 29, 1997, the Company used approximately $7.1 million in cash for operating activities. This use resulted from increases in accounts receivable, along with payments made for the prior year's performance related compensation, integration costs relating to the Barnes-Hind Acquisition and income taxes, partially offset by increases in accounts payable. Since December 31, 1997, the Company has incurred additional borrowings of $5.0 million.

     For the three months ended March 28, 1998 and March 29, 1997, the Company made capital expenditures of approximately $2.0 million and $2.1 million, respectively. The majority of these capital expenditures were for facility and equipment improvement, information technology enhancements, and site consolidations. The Company anticipates additional capital expenditures will be made throughout 1998 to expand production capacity, further consolidate locations and improve management information systems. The Company expects to fund these capital expenditures primarily by cash generated from operating activities and borrowings under its revolving credit facility.

     As a result of the Barnes-Hind Acquisition, the Company expects to incur integration costs of approximately $20.4 million, principally for severance costs and lease expenses on vacated premises. Management expects that this restructuring will be substantially completed by April, 1999. As of March 28, 1998, the Company has paid $10.2 million of these integration costs.

     As of March 28, 1998, the Company had approximately $73.0 million in borrowing availability under the revolving credit facility portion of the Amended Bank Credit Agreement. The Amended Bank Credit Agreement imposes certain restrictions on the Company, including restrictions on its ability to incur indebtedness, declare dividends or other distributions, make investments and capital expenditures, grant liens, sell its assets and engage in certain other activities. In addition, the indebtedness of the Company under the Amended Bank Credit Agreement is secured by substantially all of the assets of the Company, including the Company's real and personal property, inventory, accounts receivable, intellectual property and other tangible assets.

     Management believes that, based on current levels of operations and anticipated internal growth, cash flow from operations, together with other available sources of funds including borrowings under the Amended Bank Credit Agreement and cash on hand at March 28, 1998 of $4.7 million, will be adequate over the next twelve months to make required payments of principal and interest on the Company's indebtedness, to fund anticipated capital expenditures and working capital requirements, including the aforementioned restructuring and integration costs, and to enable the Company and its subsidiaries to comply with the terms of their debt agreements. However, actual capital requirements may change, particularly as a result of any acquisitions the Company may pursue. The ability of the Company to meet its debt service obligations and reduce its total debt will be dependent, however, upon the future performance of the Company and its subsidiaries which, in turn, will be subject to general economic conditions and to financial, business and other factors, including factors beyond the Company's control. A portion of the consolidated debt of the Company bears interest at floating rates; therefore, the Company's financial condition is and will continue to be affected by changes in prevailing interest rates. In December, 1996, the Company purchased an interest rate cap on $35.0 million of notional principal amount at a fixed rate of 8.5%, which expires on December 31, 1999. The cap is intended to provide partial protection from potential exposure relating to the Company's variable rate debt instruments.

     Approximately 42% of net sales for the three months ended March 28, 1998 were to international customers and the Company expects that sales to international customers will continue to represent a material portion of its net sales. Historically, fluctuations in foreign currency exchange rates have had only a minor impact on the Company's results of operations and the Company does not expect such fluctuations to be material in the foreseeable future.


Recently Issued Accounting Pronouncements

     Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information," issued in June, 1997, establishes standards for reporting information about operating segments in annual financial statements and interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Generally, financial information is required to be reported on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments. The Company is currently evaluating the potential impact of the Statement, which it will adopt in its financial statements for the year ending December 31, 1998.

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

PART II  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

     (a) Exhibits.

     The following exhibits are filed herewith and made a part hereof:

     Exhibit No.        Description of Exhibit
     -----------        -----------------------
        11.1            Computation of Earnings (Loss) Per Share.
        27.1            Financial Data Schedule.

     (b) Reports on Form 8-K.

     None.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            WESLEY JESSEN VISIONCARE, INC.

                            By  /s/ Ronald J. Artale
                                ------------------------------------
                                    Ronald J. Artale
                                    (Duly authorized officer,
                                    Vice President and Controller)

                        WESLEY JESSEN VISIONCARE, INC.

                   COMPUTATION OF EARNINGS (LOSS) PER SHARE
                   (in thousands, except per share amounts)
                                  (Unaudited)

                                                           Three Months Ended
                                                          ---------------------
                                                          March 29,   March 28,
                                                            1997        1998
                                                          ---------   ---------
Computation of basic net income (loss) per share:

Net income (loss)                                         $(10,731)    $ 5,270
                                                          ========     =======
Weighted average common shares outstanding                  15,420      17,784
Basic net income (loss) per share                         $  (0.70)    $  0.30
                                                          ========     =======

Computation of diluted net income (loss) per share:

Net income (loss)                                         $(10,731)    $ 5,270
                                                          ========     =======
Weighted average common shares outstanding                  15,420      17,784
Net additional shares issuable in connection with
  stock options pursuant to the treasury stock method            -       1,612
                                                          --------     -------
Diluted weighted average common shares outstanding          15,420      19,396
                                                          ========     =======
Diluted net income (loss) per share                       $  (0.70)    $  0.27
                                                          ========     =======