Form 10-Q
period 1998-06-27
WESLEY JESSEN VISIONCARE INC
filed 1998-08-10
CIK 1027584

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-Q

(Mark One)

  [X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 27, 1998

  [_]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission file number _0-22003

                               ----------------

                        WESLEY JESSEN VISIONCARE, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              DELAWARE                                 36-4023739
      (STATE OF INCORPORATION)             (I.R.S EMPLOYER IDENTIFICATION NO.)


                            333 EAST HOWARD AVENUE
                       DES PLAINES, ILLINOIS 60018-5903
                                 847-294-3000
 (ADDRESS AND TELEPHONE NUMBER, INCLUDING AREA CODE, OF REGISTRANT'S PRINCIPAL
                               EXECUTIVE OFFICE)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes  X   No

  The number of shares of Common Stock ($0.01 par value) of the Registrant outstanding as of August 3, 1998 was 17,098,676.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                         WESLEY JESSEN VISIONCARE, INC.

                                     INDEX

                                                                        PAGE NO.
                                                                        --------
PART I--FINANCIAL INFORMATION
  Item 1. Financial Statements (Unaudited)
    Condensed Consolidated Balance Sheets at December 31, 1997 and June
     27, 1998..........................................................      1
    Condensed Consolidated Statements of Operations for the three
     months and six months ended June 28, 1997 and June 27, 1998.......      2
    Condensed Consolidated Statements of Cash Flows for the six months
     ended June 28, 1997 and June 27, 1998.............................      3
    Notes to the Condensed Consolidated Financial Statements...........    4-7
  Item 2. Management's Discussion and Analysis of Financial Condition
       and Results of Operations.......................................   8-15
PART II--OTHER INFORMATION
  Item 6. Exhibits and Reports on Form 8-K.............................     16
  Signatures...........................................................     17

                                    PART 1.

                             FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

                         WESLEY JESSEN VISIONCARE, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                                       DECEMBER 31,  JUNE 27,
                        ASSETS                             1997        1998
                        ------                         ------------ -----------
                                                                    (UNAUDITED)
Current assets:
  Cash and cash equivalents...........................   $  4,759    $ 12,417
  Accounts receivable--trade, net.....................     42,642      49,464
  Other receivables...................................      4,773       5,619
  Inventories.........................................     49,262      55,496
  Deferred income taxes...............................     18,102      18,234
  Prepaid expenses....................................      7,675       6,737
  Assets held for sale................................      1,222       1,222
                                                         --------    --------
    Total current assets..............................    128,435     149,189
                                                         --------    --------
Property, plant and equipment, net....................     21,480      27,135
Other assets..........................................      6,894       7,960
Deferred income taxes.................................     10,838      10,838
Notes receivable......................................      2,773       1,801
Capitalized financing fees, net.......................      2,656       2,390
                                                         --------    --------
    Total assets......................................   $173,076    $199,313
                                                         ========    ========
         LIABILITIES AND STOCKHOLDERS' EQUITY
         ------------------------------------
Current liabilities:
  Trade accounts payable..............................   $ 14,229    $ 18,175
  Accrued compensation and benefits...................     19,806      18,087
  Accrued advertising.................................      4,113       5,046
  Other accrued liabilities...........................     11,212      11,459
  Transition reserve..................................     11,225       9,385
  Income taxes payable................................      2,015       4,138
                                                         --------    --------
    Total current liabilities.........................     62,600      66,290
                                                         --------    --------
Negative goodwill, net................................     13,681      13,134
Long term debt........................................     57,000      77,000
Other liabilities.....................................      2,949       2,771
                                                         --------    --------
    Total liabilities.................................    136,230     159,195
                                                         --------    --------
Stockholders' equity:
  Common stock, $.01 par value, 50,000,000 shares
   authorized, 17,736,011 and 17,374,239 issued and
   outstanding at December 31, 1997 and June 27, 1998
   respectively.......................................        177         180
  Additional paid in capital..........................     56,390      59,784
  Accumulated deficit.................................    (19,159)     (6,162)
  Treasury stock, 597,000 shares at June 27, 1998, at
   cost...............................................        --      (11,867)
  Accumulated other comprehensive loss................       (562)     (1,817)
                                                         --------    --------
    Total stockholders' equity........................     36,846      40,118
                                                         --------    --------
    Total liabilities and stockholders' equity........   $173,076    $199,313
                                                         ========    ========

   The accompanying notes are an integral part of these financial statements.

                         WESLEY JESSEN VISIONCARE, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                   THREE MONTHS ENDED       SIX MONTHS ENDED
                                 ----------------------- -----------------------
                                  JUNE 28,    JUNE 27,    JUNE 28,    JUNE 27,
                                    1997        1998        1997        1998
                                 ----------- ----------- ----------- -----------
                                 (UNAUDITED) (UNAUDITED) (UNAUDITED) (UNAUDITED)
Net sales .....................    $72,083     $73,417    $136,154    $144,012
                                   -------     -------    --------    --------
Operating costs and expenses:
  Cost of goods sold ..........     24,946      22,763      46,816      44,702
  Cost of goods sold--inventory
   step-up (Note 5) ...........      9,574         --       22,666         --
  Marketing and administrative
   ............................     34,307      35,440      67,563      73,003
  Research and development ....      2,742       2,647       5,763       5,033
  Amortization of negative
   goodwill ...................       (196)       (273)       (392)       (547)
                                   -------     -------    --------    --------
Income (loss) from operations .        710      12,840      (6,262)     21,821
Other (income) expense:
  Interest income .............       (136)       (131)       (136)       (255)
  Interest expense ............      1,406       1,263       3,266       2,383
                                   -------     -------    --------    --------
Income (loss) before taxes and
 extraordinary loss ...........       (560)     11,708      (9,392)     19,693
Income tax benefit (expense) ..        189      (3,981)      3,192      (6,696)
                                   -------     -------    --------    --------
Net income (loss) before
 extraordinary loss ...........       (371)      7,727      (6,200)     12,997
Extraordinary loss, net of
 related tax benefit of $2,526.        --          --       (4,902)        --
                                   -------     -------    --------    --------
Net income (loss) .............    $  (371)    $ 7,727    $(11,102)   $ 12,997
                                   =======     =======    ========    ========
Income (loss) per common share:
  Basic
    Net income (loss) before
     extraordinary loss .......    $ (0.02)    $  0.43    $  (0.38)   $   0.73
    Extraordinary loss, net of
     tax benefit ..............        --          --        (0.30)        --
                                   -------     -------    --------    --------
    Net income (loss) .........    $ (0.02)    $  0.43    $  (0.68)   $   0.73
                                   =======     =======    ========    ========
  Diluted
    Net income (loss) before
     extraordinary loss .......    $ (0.02)    $  0.40    $  (0.38)   $   0.67
    Extraordinary loss, net of
     tax benefit ..............        --          --        (0.30)        --
                                   -------     -------    --------    --------
    Net income (loss) .........    $ (0.02)    $  0.40    $  (0.68)   $   0.67
                                   =======     =======    ========    ========
Weighted average common shares
 outstanding:
  Basic .......................     17,097      17,859      16,273      17,822
                                   =======     =======    ========    ========
  Diluted .....................     17,097      19,326      16,273      19,367
                                   =======     =======    ========    ========

   The accompanying notes are an integral part of these financial statements.

                         WESLEY JESSEN VISIONCARE, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                           SIX MONTHS ENDED
                                                        -----------------------
                                                         JUNE 28,    JUNE 27,
                                                           1997        1998
                                                        ----------- -----------
                                                        (UNAUDITED) (UNAUDITED)
Cash flows provided by (used in) operating activities:
  Net income (loss)....................................  $ (11,102)  $ 12,997
  Adjustments to reconcile net income (loss) to net
   cash provided by (used in) operating activities:
    Extraordinary loss on early extinguishment of debt.      7,428        --
    Depreciation expense...............................        353        945
    Purchased inventory step-up........................     22,666        --
    Amortization of capitalized financing fees.........        243        282
    Amortization of negative goodwill..................       (392)      (547)
    Deferred income taxes..............................     (6,559)      (132)
    Gain on disposal of fixed assets...................        --         (24)
    Stock option related tax benefit...................        --       2,056
    Other..............................................        (83)       --
  Changes in balance sheet items:
    Accounts receivable--trade, net....................     (6,830)    (6,970)
    Other receivables..................................        (17)      (836)
    Inventories........................................      1,871     (6,488)
    Prepaid expenses...................................       (325)       887
    Other assets.......................................        209     (1,100)
    Notes receivable...................................     (1,252)       972
    Trade accounts payable.............................     (2,961)     3,914
    Accrued liabilities................................    (11,172)    (2,211)
    Other liabilities..................................        603       (170)
    Income taxes payable...............................       (836)     2,030
                                                         ---------   --------
      Cash provided by (used in) operating activities..     (8,156)     5,605
                                                         ---------   --------
Investing activities:
  Proceeds from Natural Touch sale.....................      3,000        --
  Capital expenditures.................................     (7,241)    (6,652)
                                                         ---------   --------
      Cash used in investing activities................     (4,241)    (6,652)
                                                         ---------   --------
Financing activities:
  Issuance of stock....................................     36,849      1,338
  Repurchase of shares.................................        --     (11,867)
  Proceeds from long term debt.........................     84,000     21,000
  Payment of financing fees............................     (2,495)       --
  Payments of long term debt...........................   (109,875)    (1,000)
                                                         ---------   --------
      Cash provided by financing activities............      8,479      9,471
                                                         ---------   --------
  Effect of exchange rates on cash.....................        --        (766)
  Net increase (decrease) in cash and cash equivalents.     (3,918)     7,658
Cash and cash equivalents:
  Beginning of period..................................      7,073      4,759
                                                         ---------   --------
  End of period........................................  $   3,155   $ 12,417
                                                         =========   ========
Supplemental disclosure of cash flow information
  Cash paid during the period for interest.............  $   3,589   $  2,088
                                                         =========   ========
  Cash paid during the period for taxes, net...........  $   3,032   $  2,353
                                                         =========   ========

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

 Description of business

  Effective June 29, 1995, Wesley Jessen Corporation completed the acquisition of the Wesley Jessen contact lens business of Schering-Plough Corporation for $76.6 million, consisting of cash paid of $47.0 million and liabilities assumed of $29.6 million. On October 2, 1996, the Company acquired the contact lens business of Pilkington plc, operating as the Barnes-Hind Group (the "Barnes-Hind Acquisition") for $62.4 million, consisting of $57.4 million in cash and $5.0 million in debt. Both acquisitions were recorded under the purchase method of accounting. In September, 1997, the Company negotiated a purchase price reduction of $1.6 million with Pilkington plc based upon specified net current asset measures as of the closing date of the acquisition. As a result, the purchase price of Barnes-Hind, after taking into consideration additional acquisition related fees and expenses, decreased by $0.1 million.

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

                        WESLEY JESSEN VISIONCARE, INC.

                                  (UNAUDITED)

the remaining 3,800,000 shares were offered by certain selling stockholders. Net proceeds received by the Company, after deducting underwriting discounts, commissions and offering expenses, were used to reduce the Company's indebtedness under its bank credit agreement and other indebtedness. In connection with the Offering, the Company amended its existing bank credit agreement (Note 7).

2. NET INCOME (LOSS) PER COMMON SHARE

  The Company calculates net income (loss) per common share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share." The difference between the weighted average shares used in the computation of basic and diluted earnings per share for the three and six months ended June 27, 1998 is the dilutive effect of outstanding stock options, using the treasury stock method from the date of grant. Weighted average shares used in the computation for the corresponding 1997 periods do not include the effect of these stock options, as the effect would be antidilutive.

3. TRANSITION RESERVE AND RESTRUCTURING CHARGE

  In connection with the Barnes-Hind Acquisition, management approved a plan to integrate the acquired operations, for which an accrual of $20.4 million ("transition reserve") was established in purchase accounting. The transition reserve included costs related to the closure of the Barnes-Hind corporate offices in Sunnyvale, California which was completed in the third quarter of 1997 and resulted in the termination of 123 employees. In addition, management plans to curtail certain manufacturing activities in San Diego, California which will comprise reductions in direct labor, quality assurance, maintenance and other manufacturing functions as well as site support and administrative operations, including distribution, customer service, credit and collections. These activities will be transferred to other Company locations and will result in the termination of 291 employees (of whom 152 had been terminated as of June 27, 1998). Payments related to the transition reserve are as follows (in thousands):

                                                 LEASE       FACILITY
                                  EMPLOYEE    TERMINATION   RESTORATION
                                RELATED COSTS    COSTS    AND OTHER COSTS  TOTAL
                                ------------- ----------- --------------- -------
      Transition reserve at
       December 31, 1997......     $9,551        $697          $977       $11,225
      Charges against reserve.      1,277         102           461         1,840
                                   ------        ----          ----       -------
      Transition reserve at
       June 27, 1998..........     $8,274        $595          $516       $ 9,385
                                   ======        ====          ====       =======

  In addition to the transition plan, the Company committed to a plan to restructure the Wesley Jessen operations following the Barnes-Hind Acquisition. Pursuant to the restructuring plan, the Chicago distribution facilities were consolidated with those at Des Plaines, Illinois in October, 1997. The restructuring reserve of $1.0 million at June 27, 1998, consists of costs related to employee termination, lease termination and other restructuring costs associated with the consolidation of certain Wesley Jessen facilities in Europe with facilities acquired in the Barnes-Hind Acquisition. Usage of the restructuring reserve is as follows (in thousands):

                                             EMPLOYEE    LEASE
                                             RELATED  TERMINATION OTHER
                                              COSTS      COSTS    COSTS TOTAL
                                             -------- ----------- ----- ------
      Restructuring reserve at December 31,
       1997.................................   $376      $662     $210  $1,248
      Charges against reserve...............     44        75      179     298
                                               ----      ----     ----  ------
      Restructuring reserve at June 27,
       1998.................................   $332      $587     $ 31  $  950
                                               ====      ====     ====  ======

                        WESLEY JESSEN VISIONCARE, INC.

                                  (UNAUDITED)


4. ACCOUNTS RECEIVABLE--TRADE, NET

  Accounts receivable--trade, net consist of the following (in thousands):

                                                                         JUNE
                                                           DECEMBER 31,   27,
                                                               1997      1998
                                                           ------------ -------
      Trade receivables...................................   $59,293    $64,181
      Less allowances:
        Doubtful accounts.................................    (6,290)    (6,001)
        Sales returns and adjustments.....................   (10,361)    (8,716)
                                                             -------    -------
                                                             $42,642    $49,464
                                                             =======    =======

5. INVENTORIES

  Inventories consist of the following (in thousands):

                                                                          JUNE
                                                            DECEMBER 31,   27,
                                                                1997      1998
                                                            ------------ -------
      Raw materials........................................   $ 3,558    $ 5,091
      Work-in-process......................................     7,613      8,419
      Finished goods.......................................    38,091     41,986
                                                              -------    -------
                                                              $49,262    $55,496
                                                              =======    =======

  In connection with the Barnes-Hind Acquisition, under the purchase method of accounting, the Company's total inventories were written up to fair value at the date of acquisition by $36.7 million. Of this amount, $9.6 million and $22.7 million were charged to cost of goods sold for the three and six months ended June 28, 1997, respectively.

6. PROPERTY, PLANT AND EQUIPMENT, NET

  Property, plant and equipment, net consist of the following (in thousands):

                                                                         JUNE
                                                           DECEMBER 31,   27,
                                                               1997      1998
                                                           ------------ -------
      Buildings and improvements..........................   $ 8,369    $ 8,760
      Machinery, equipment, furniture and fixtures........    10,246     11,345
      Construction-in-progress............................     4,159      9,269
                                                             -------    -------
                                                              22,774     29,374
      Less accumulated depreciation.......................    (1,294)    (2,239)
                                                             -------    -------
                                                             $21,480    $27,135
                                                             =======    =======

7. LONG-TERM DEBT

  In connection with the Offering, the Company's existing credit agreement was amended to consist of a $135.0 million revolving loan facility (the "Amended Bank Credit Agreement"), the availability of which will be reduced by $20.0 million on September 11, 2000 and $20.0 million on September 11, 2001. The facility matures on September 11, 2002. Effective July 29, 1998, the Company entered into the First Amendment and Consent of the Amended Bank Credit Agreement to increase the borrowing availability under the revolving credit facility to $170.0 million and to permit the repurchase of a maximum of $35.0 million of the Company's Common Stock. The Company incurred approximately $0.3 million of fees and expenses associated with the First Amendment and Consent of the Amended Bank Credit Agreement. These costs will be capitalized and amortized through September, 2002.

                        WESLEY JESSEN VISIONCARE, INC.

                                  (UNAUDITED)


  Amounts borrowed under the Amended Bank Credit Agreement bear interest at either the Base Rate (higher of (i) 0.5% in excess of the Federal Reserve reported adjusted certificate of deposit rate and (ii) the lender's prime lending rate plus a margin up to 0.5% based on leverage ratios calculated as of certain dates) or the Eurodollar Rate as determined by the lenders plus a margin of 0.375% to 1.500% based on the type of loan and leverage ratios calculated as of certain dates as defined in the credit agreement. Additionally, the Company is required to pay a commitment fee on the unutilized revolving loan commitment, as defined in the credit agreement, ranging from 0.175% to 0.400% based on leverage ratios calculated as of certain dates. The unutilized portion of the credit facility at June 27, 1998 was $58.0 million. The credit facility is guaranteed by each of the Company's domestic subsidiaries and secured by essentially all assets of the domestic subsidiaries.

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

8. COMPREHENSIVE INCOME

  Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," which requires the disclosure of all non-owner changes in equity. The Condensed Consolidated Balance Sheets as of December 31, 1997 and June 27, 1998 have been reclassified to reflect the adoption of this Standard.

  The components of comprehensive income for the three and six months ended June 28, 1997 and June 27, 1998 are as follows (in thousands):

                                      THREE MONTHS ENDED      SIX MONTHS ENDED
                                      ---------------------   -----------------
                                                                         JUNE
                                      JUNE 28,    JUNE 27,    JUNE 28,    27,
                                        1997        1998        1997     1998
                                      ---------   ---------   --------  -------
      Net income (loss)..............  $   (371)   $   7,727  $(11,102) $12,997
      Foreign currency translation
       adjustments...................       206         (652)     (283)  (1,255)
                                       --------    ---------  --------  -------
      Comprehensive income (loss)....  $   (165)   $   7,075  $(11,385) $11,742
                                       ========    =========  ========  =======

9. TREASURY STOCK PURCHASE PLAN

  On June 10, 1998, the Company announced that the Board of Directors had approved a share repurchase program. Under the program, the Company may repurchase up to one million shares of the Company's outstanding common stock. Repurchases will be made from time to time in normal market trading at prevailing prices. It is expected that the funding of the program will come from operating cash flow and the existing bank facility. As of June 27, 1998, the Company had repurchased 597,000 shares.

10. SUBSEQUENT EVENTS

  On June 26, 1998, the Company acquired the operations of Plastic Contact Lens Argentina SAIC (PCL) from its sole shareholder, Dr. Erwin Voss. On July 31, 1998, the Company, through its Australian subsidiary, executed a purchase agreement to acquire certain assets and assume certain liabilities of Eycon Lens Laboratories, Pty, Ltd. from its shareholders. The total purchase price for both acquisitions of approximately $3.3 million (plus fees and expenses of $0.3 million) was funded with existing liquidity. The Company will account for the acquisitions under the purchase method of accounting.

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

WESLEY JESSEN ACQUISITION

  On June 29, 1995, Bain Capital, together with new and certain then-existing members of management, acquired the Wesley Jessen contact lens business from Schering-Plough Corporation (the "Wesley Jessen Acquisition"). The cash purchase price in the Wesley Jessen Acquisition of $47.0 million (plus fees and expenses of $3.5 million) was funded with $7.5 million of equity and $43.0 million of borrowings under a bank credit agreement. The aggregate purchase price in the Wesley Jessen Acquisition, including assumed liabilities, was $76.6 million. The Wesley Jessen Acquisition was accounted for under the purchase method of accounting.

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

  As a result of the Barnes-Hind Acquisition, the Company incurred significant non-recurring charges for non-cash increases in cost of goods sold of $9.6 million in the three months ended June 28, 1997 and $22.7 million in the six months ended June 28, 1997 related to the amortization of the Barnes-Hind purchased inventory step-up to fair value at the acquisition date. Adjustments for these non-recurring charges and expected cost savings related to the reduction of certain operating expenses including the consolidation of corporate offices, a reduction in the number of corporate level employees and related expenses, and the curtailment of certain manufacturing activities have been reflected in the pro forma column of the Company's Unaudited Statement of Operations Data. See "Results of Operations."

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

RESULTS OF OPERATIONS

  The Barnes-Hind Acquisition occurred on October 2, 1996. Because of the revaluation of the assets and liabilities, the related impact on cost of sales and expenses and the several cost-reduction and operating improvements undertaken in connection with such Acquisition, the financial statements of the Company for the three months and six months ended June 28, 1997 are not comparable to the financial statements for the three months and six months ended June 27, 1998, respectively. In addition, the Company completed its IPO in February, 1997, which had a significant impact on the Company's on-going interest expense. To improve the comparability of the Company's second three months and first six months in 1997 and 1998, and to assist the reader in better understanding the changes in the Company's operations over such periods, the Company has set forth below certain pro forma operating results for the three month and the six month periods ended June 28, 1997 giving effect to the cost-reduction and operating improvements as if such transactions occurred on January 1, 1997. The pro forma adjustments are set forth in the notes to the tables. THE PRO FORMA INFORMATION INCLUDED HEREIN FOR THE PRIOR YEAR PERIODS ARE PRESENTED FOR INFORMATIONAL PURPOSES ONLY AND SHOULD NOT BE VIEWED AS A SUBSTITUTE FOR THE COMPANY'S RESULTS OF OPERATIONS CALCULATED IN ACCORDANCE WITH GENERALLY ACCEPTED ACCOUNTING PRINCIPLES. IN ADDITION, THE FOLLOWING PRO FORMA INFORMATION DOES NOT PURPORT TO REPRESENT THE RESULTS OF OPERATIONS OF THE COMPANY HAD SUCH TRANSACTIONS IN FACT OCCURRED ON SUCH DATE, NOR DO THEY PURPORT TO BE INDICATIVE OF THE RESULTS OF OPERATIONS OF ANY FUTURE PERIODS. The following pro forma information should be read in conjunction with the Condensed Consolidated Financial Statements of the Company included herein.

                    UNAUDITED STATEMENT OF OPERATIONS DATA
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                               THREE MONTHS ENDED
                                  --------------------------------------------
                                     ACTUAL        PRO FORMA        ACTUAL
                                  JUNE 28, 1997 JUNE 28, 1997(a) JUNE 27, 1998
                                  ------------- ---------------- -------------
Net sales........................    $72,083        $72,083         $73,417
Operating costs and expenses:
  Cost of goods sold.............     34,520         24,946          22,763
  Marketing and administrative...     34,307         33,973          35,440
  Research and development.......      2,742          2,742           2,647
  Amortization of negative
   goodwill......................       (196)          (196)           (273)
                                     -------        -------         -------
  Income from operations.........        710         10,618          12,840
Other (income) expense:
  Interest expense, net..........      1,270          1,270           1,132
                                     -------        -------         -------
Income (loss) before income
 taxes...........................       (560)         9,348          11,708
Income tax (expense) benefit.....        189         (3,179)         (3,981)
                                     -------        -------         -------
Net income (loss)................    $  (371)       $ 6,169         $ 7,727
                                     =======        =======         =======
Net income (loss) per common
 share:
  Basic..........................    $ (0.02)       $  0.36         $  0.43
                                     =======        =======         =======
  Diluted........................    $ (0.02)       $  0.33         $  0.40
                                     =======        =======         =======
Weighted average common shares
 outstanding:
  Basic..........................     17,097         17,097          17,859
                                     =======        =======         =======
  Diluted........................     17,097         18,593          19,326
                                     =======        =======         =======

--------
(a) The pro forma results include adjustments to (i) eliminate the $9,574 non-recurring impact of the inventory write-up resulting from the Company's application of purchase accounting in connection with the October, 1996 Barnes-Hind acquisition; (ii) exclude $334 in non-recurring transitional administrative expenses incurred at the Barnes-Hind corporate facility in Sunnyvale, California; and (iii) reflect the pro forma income tax expense at an estimated effective income tax rate of 34%.

                    UNAUDITED STATEMENT OF OPERATIONS DATA
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                  SIX MONTHS ENDED
                                    --------------------------------------------
                                       ACTUAL        PRO FORMA        ACTUAL
                                    JUNE 28, 1997 JUNE 28, 1997(b) JUNE 27, 1998
                                    ------------- ---------------- -------------
Net sales.........................    $136,154        $136,154       $144,012
Operating costs and expenses:
  Cost of goods sold..............      69,482          46,816         44,702
  Marketing and administrative....      67,563          66,478         73,003
  Research and development........       5,763           5,763          5,033
  Amortization of negative
   goodwill.......................        (392)           (392)          (547)
                                      --------        --------       --------
  Income (loss) from operations...      (6,262)         17,489         21,821
Other (income) expense:
  Interest expense, net...........       3,130           2,719          2,128
                                      --------        --------       --------
Income (loss) before income taxes
 and extraordinary item...........      (9,392)         14,770         19,693
Income tax (expense) benefit......       3,192          (5,022)        (6,696)
                                      --------        --------       --------
Income (loss) before extraordinary
 item.............................      (6,200)          9,748         12,997
Extraordinary loss net of tax.....      (4,902)            --             --
                                      --------        --------       --------
Net income (loss).................    $(11,102)       $  9,748       $ 12,997
                                      ========        ========       ========
Net income (loss) per common
 share:
  Basic...........................    $  (0.68)       $   0.57       $   0.73
                                      ========        ========       ========
  Diluted.........................    $  (0.68)       $   0.52       $   0.67
                                      ========        ========       ========
Weighted average common shares
 outstanding:
  Basic...........................      16,273          17,097         17,822
                                      ========        ========       ========
  Diluted.........................      16,273          18,582         19,367
                                      ========        ========       ========

--------
(b) These pro forma results include adjustments to: (i) eliminate the $22,666 non-recurring impact of the inventory write-up resulting from the Company's application of purchase accounting in connection with the October, 1996 Barnes-Hind Acquisition; (ii) exclude $1,085 in non-recurring transitional administrative expenses incurred at the Barnes-Hind corporate facility in Sunnyvale, California; (iii) reflect the $411 pro forma reduction in interest expense resulting from the February, 1997 refinancing of the Company's bank credit agreement and the use of a portion of the net proceeds of the Company's February, 1997 initial public offering (and the subsequent over-allotment sale of additional shares) to repay outstanding debt; (iv) eliminate the $4,902 ($7,428 pre-tax) extraordinary write-off of capitalized financing fees; and (v) reflect the pro forma income tax expense at an estimated effective tax rate of 34%.

 Three Months Ended June 27, 1998 (Unaudited) Compared to Pro Forma Three Months Ended June 28, 1997 (Unaudited)

  Net sales for the three months ended June 27, 1998 increased $1.3 million, or 1.9%, to $73.4 million from $72.1 million for the three months ended June 28, 1997. This increase resulted primarily from 30.6% growth in the sales of disposable and planned replacement contact lenses, from $23.0 million to $30.1 million, offset by an 11.6% decline in the sales of conventional lens products, from $49.1 million to $43.3 million. Sales of disposable and planned replacement lenses grew 34.3% in the U.S. and 27.0% internationally, while sales of conventional lenses fell 10.8% domestically and 13.0% in the rest of the world. For the three month period, total international sales rose 2.2%, surpassing the total U.S. sales growth of 1.6%.

  Gross profit for the three months ended June 27, 1998 increased $3.5 million, or 7.5%, to $50.6 million from $47.1 million in the comparable 1997 period. Gross profit margin improved 3.6% to 69.0% in the 1998 period, reflecting the higher margins realized on disposable and planned replacement lenses due to higher production volumes, as well as cost savings from improved plant utilization and other operating efficiencies.

  Marketing and administrative expenses for the three months ended June 27, 1998 increased by $1.4 million, or 4.3%, to $35.4 million from $34.0 million for the three months ended June 28, 1997. As a percentage of net sales, marketing and administrative expenses increased to 48.3% in the 1998 period from 47.1% in the 1997 period. This increase was largely due to higher promotional spending to support the market expansion of disposable and planned replacement product lines plus the launch of the new FreshLook toric lens and other conventional specialty cosmetic products.

  Research and development expenses decreased $0.1 million, or 3.5%, to $2.6 million for the three months ended June 27, 1998 from $2.7 million for the three months ended June 28, 1997. As a percent of net sales, research and development expenses decreased to 3.6% in the 1998 period from 3.8% in the 1997 period. The decrease was driven by non-recurring spending in the prior year to investigate new product potential.

  Amortization of negative goodwill income increased $0.1 million, or 39.3%, to $0.3 million for the three months ended June 27, 1998 from $0.2 million for the three months ended June 28, 1997 due to the impact on negative goodwill of the purchase price reduction, pension valuation and integration cost estimate changes related to the Barnes-Hind Acquisition.

  Interest expense, net decreased 10.9% to $1.1 million for the three months ended June 27, 1998 from $1.3 million for the three months ended June 28, 1997 due to lower current year interest rates available to the Company under its revolving credit facility and lower average debt balances in 1998.

  Net income for the three months ended June 27, 1998 increased by $1.5 million to $7.7 million from $6.2 million for the three months ended June 28, 1997 as the improvement in gross margin was partially offset by higher spending in marketing and administrative expenses.

 Six Months Ended June 27, 1998 Compared to Pro Forma Six Months Ended June 28, 1997

  Net sales for the six months ended June 27, 1998 increased $7.8 million, or 5.8%, to $144.0 million from $136.2 million for the six months ended June 28, 1997. This increase resulted primarily from 30.8% growth in the sales of disposable and planned replacement contact lenses, from $43.9 million to $57.4 million, offset by a 6.2% decline in the sales of conventional lens products, from $92.2 million to $86.6 million. Sales of disposable and planned replacement lenses grew 41.6% in the U.S. and 20.6% internationally while sales of conventional lenses fell 7.0% domestically and 4.8% in the rest of the world. For the six month period, total U.S. sales increased 6.2%, while international sales rose 5.2%.

  Gross profit for the six months ended June 27, 1998 increased $10.0 million, or 11.2%, to $99.3 million from $89.3 million in the comparable 1997 period. Gross profit margin increased 3.4% to 69.0% in the 1998 period, reflecting sales-driven increases in production of the high margin disposable and planned replacement lenses, as well as cost savings from improved plant utilization and other operating efficiencies.

  Marketing and administrative expenses for the six months ended June 27, 1998 increased by $6.5 million, or 9.8%, to $73.0 million from $66.5 million for the six months ended June 28, 1997. As a percentage of net sales, marketing and administrative expenses increased to 50.7% in the 1998 period from 48.8% in the 1997 period. This increase was largely due to higher promotional spending to support the launch of the new FreshLook toric lens and other conventional specialty cosmetic products, along with the market expansion of the disposable and planned replacement product lines.

  Research and development expenses for the six months ended June 27, 1998 decreased by $0.8 million, or 12.7%, to $5.0 million from $5.8 million for the six months ended June 28, 1997. As a percentage of net sales, research and development expenses for the six months ended June 27, 1998 declined to 3.5% from 4.2% in the prior year period. The decrease was driven by the realization of operational synergies related to the Barnes-Hind Acquisition and the successful completion of various production-related development projects.

  Amortization of negative goodwill income for the six months ended June 27, 1998 increased by $0.1 million, or 39.5%, to $0.5 million from $0.4 million for the six months ended June 28, 1997 due to the impact on negative goodwill of the purchase price reduction, pension valuation and integration cost estimate changes related to the Barnes-Hind Acquisition.

  Interest expense, net decreased 21.7% to $2.1 million for the six months ended June 27, 1998 from $2.7 million for the six months ended June 28, 1997 due to the paydown of debt throughout 1997 with proceeds from the offerings and funds generated from operations.

  Net income for the six months ended June 27, 1998 increased by $3.3 million to $13.0 million from $9.7 million for the six months ended June 28, 1997 as higher sales volume and improvement in gross margin were partially offset by increased spending in marketing and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

  The Company finances its operations primarily through funds provided from operations and through borrowings under its revolving credit facility. For the six months ended June 27, 1998, the Company provided approximately $5.6 million in cash for operating activities. This source of funds resulted from improvements in profitability along with increases in accounts payable and income taxes payable, partially offset by increases in accounts receivable and inventories. For the six months ended June 28, 1997, the Company used approximately $8.2 million in cash for operating activities. This use resulted from increases in accounts receivable along with payments made for the prior year's performance related compensation, integration costs relating to the Barnes-Hind Acquisition and income taxes. Since December 31, 1997, the Company has additional borrowings of $20.0 million.

  For the six months ended June 27, 1998 and June 28, 1997, the Company made capital expenditures of approximately $6.7 million and $7.2 million, respectively. The majority of these capital expenditures were for facility and equipment improvement, information technology enhancements, and site consolidations. The Company anticipates additional capital expenditures will be made throughout 1998 to expand production capacity, further consolidate locations and improve management information systems. The Company expects to fund these capital expenditures primarily by cash generated from operating activities and borrowings under its revolving credit facility.

  As a result of the Barnes-Hind Acquisition, the Company expects to incur integration costs of approximately $20.4 million, principally for severance costs and lease expenses on vacated premises. Management expects that this restructuring will be substantially completed by April, 1999. As of June 27, 1998, the Company has paid $11.0 million of these integration costs.

  As of June 27, 1998, the Company had approximately $58.0 million in borrowing availability under the revolving credit facility portion of the Amended Bank Credit Agreement. The Amended Bank Credit Agreement imposes certain restrictions on the Company, including restrictions on its ability to incur indebtedness, declare dividends or other distributions, make investments and capital expenditures, grant liens, sell its assets and engage in certain other activities. In addition, the indebtedness of the Company under the Amended Bank Credit Agreement is secured by substantially all of the assets of the Company, including the Company's real and personal property, inventory, accounts receivable, intellectual property and other tangible assets.

  Effective July 29, 1998, the Company entered into the First Amendment and Consent of the Amended Bank Credit Agreement to increase the borrowing availability under the revolving credit facility to $170.0 million and to permit the repurchase of a maximum of $35.0 million of the Company's Common Stock. The Company incurred approximately $0.3 million of fees and expenses associated with the First Amendment and Consent of the Amended Bank Credit Agreement. These costs will be capitalized and amortized through September, 2002.

  Management believes that, based on current levels of operations and anticipated internal growth, cash flow from operations together with other available sources of funds including borrowings under the Amended Bank Credit Agreement and cash on hand at June 27, 1998 of $12.4 million will be adequate over the next twelve months to make required payments of principal and interest on the Company's indebtedness, to fund anticipated capital expenditures and working capital requirements, including the aforementioned restructuring and integration costs, and to enable the Company and its subsidiaries to comply with the terms of their debt agreements. However, actual capital requirements may change, particularly as a result of any acquisitions which the Company may pursue. The ability of the Company to meet its debt service obligations and reduce its total debt will be dependent, however, upon the future performance of the Company and its subsidiaries which, in turn, will be subject to general economic conditions and to financial, business and other factors, including factors beyond the Company's control. A portion of the consolidated debt of the Company bears interest at floating rates; therefore, the Company's financial condition is and will continue to be affected by changes in prevailing interest rates. In December, 1996, the Company purchased an interest rate cap on $35.0 million notional principal amount at a fixed rate of 8.5%, which expires on December 31, 1999. The cap is intended to provide partial protection from exposure relating to the Company's variable rate debt instruments.

  Approximately 42% of the Company's net sales for the six months ended June 27, 1998 were to international customers and the Company expects that sales to international customers will continue to represent a material portion of its net sales. Historically, fluctuations in foreign currency exchange rates have had only a minor impact on the Company's results of operations and the Company does not expect such fluctuations to be material in the foreseeable future.

SHARE REPURCHASE PROGRAM

  On June 10, 1998, the Company announced that the Board of Directors had approved a share repurchase program. Under the program, the Company may repurchase up to one million shares of the Company's outstanding common stock. Repurchases will be made from time to time in normal market trading at prevailing prices. It is expected that the funding of the program will come from operating cash flow and the existing bank facility. Under this program, through June 27, 1998, and July 29, 1998, respectively, the Company has repurchased 597,000 and 875,000 shares at an average cost of $20 and $21, respectively.

RECENT ACQUISITIONS

  On June 26, 1998, the Company acquired the operations of Plastic Contact Lens Argentina SAIC (PCL) from its sole shareholder, Dr. Erwin Voss. On July 31, 1998, the Company, through its Australian subsidiary, executed a purchase agreement to acquire certain assets and assume certain liabilities of Eycon Lens Laboratories, Pty, Ltd. from its shareholders. The total purchase price for both acquisitions of approximately $3.3 million (plus fees and expenses of $0.3 million) was funded with existing liquidity. The Company will account for the acquisitions under the purchase method of accounting.

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

  SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" issued in June, 1998, establishes accounting and reporting standards for derivative instruments and for hedging activities. Amending SFAS 52, "Foreign Currency Translation" and SFAS 107, "Disclosures about Fair Value of Financial Instruments" and superceding SFAS 80, "Accounting for Futures Contracts," SFAS 105 "Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk," and SFAS 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments," it requires the recognition of all derivatives as either assets or liabilities in the statement of financial position and measurement of those instruments at fair value. This Statement is effective for fiscal quarters of fiscal years beginning after June 15, 1999 and does not permit retroactive application to prior period financial statements. The Company expects to adopt this Statement in its financial statements for the year ending December 31, 2000. This statement is not expected to have a material impact on the Company's financial statements.

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

                               OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

  (a) EXHIBITS.

    The following exhibits are filed herewith and made a part hereof:

     EXHIBIT NO. DESCRIPTION OF EXHIBIT
     ----------- ----------------------
     10.1        First Amendment and Consent to the Credit Agreement, dated as of February 19, 1997 and as amended as of September 10, 1997, among Wesley Jessen VisionCare, Inc., Wesley Jessen
                 Corporation, various lending institutions, and Bankers Trust
                 Company, as Agent.
     11.1        Computation of Earnings (Loss) Per Share.
     27.1        Financial Data Schedule.

  (b) REPORTS ON FORM 8-K.

    None.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          Wesley Jessen VisionCare, Inc.

                                                   /s/ Ronald J. Artale
                                          By __________________________________
                                                     Ronald J. Artale
                                                 (Duly authorized officer,
                                              Vice President and Controller)