Form 10-Q/A
period 1998-06-27
WESLEY JESSEN VISIONCARE INC
filed 1998-11-09
CIK 1027584

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549
                               _________________


                         AMENDMENT #1 TO FORM 10 - Q/A
   (Mark One)

            (X)    QUARTERLY REPORT PURSUANT TO SECTION  13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 27, 1998

           (  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission file number 0-22003


                              ____________________

                         WESLEY JESSEN VISIONCARE, INC.
             (Exact name of registrant as specified in its charter)

       Delaware                                                   36-4023739
(State of Incorporation)      333 East Howard Avenue           (I.R.S Employer
                       Des Plaines, Illinois 60018-5903      Identification No.)
                                 847-294-3000
 (Address and telephone number, including area code, of registrant's principal executive office)



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

================================================================================

PART II   OTHER INFORMATION

     Item 4 as previously not disclosed in the Company's Form 10-Q for the period ended June 27, 1998 is hereby amended by adding it as follows:

Item 4.  Submission of Matters to a Vote of Security Holders

     The 1998 Annual Meeting of Stockholders was held on May 20, 1998. The following matters were submitted to a vote of shareholders:

     a.   Election of Directors

          Each of the two individuals nominated to serve as directors of the Company were elected to office.


                                                     Votes           Conclusion
          Director                 Votes For        Withheld           of Term
          --------                 ----------       --------         ----------
          John W. Maki             14,906,652        19,678             2001
          Michael A. D'Amato       14,906,672        19,658             2001

          The other Directors whose terms of office continue after the meeting are set forth below:


          Director                 Conclusion of Term
          --------                 ------------------
          Adam Kirsch                     1999
          Edward J. Kelley                1999
          Sol Levine                      1999
          John J. O'Malley                2000
          Stephen G. Pagliuca             2000
          Kevin J. Ryan                   2000

     b.   Appointment of Independent Auditors

          The shareholders were asked to ratify and approve the appointment of PricewaterhouseCoopers LLP as independent certified accountants for the Company for the fiscal year ended December 31, 1998. A total of 14,920,791 shares were voted in favor of ratification and approval, 900 shares were voted against it and 4,639 shares abstained

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            WESLEY JESSEN VISIONCARE, INC.


                            By  /s/ Ronald J. Artale
                                -----------------------------------
                                     Ronald J. Artale
                                     (Duly authorized officer,
                                     Vice President and Controller)