Form 10-Q
period 1998-09-26
WESLEY JESSEN VISIONCARE INC
filed 1998-11-09
CIK 1027584

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                               ----------------

                                   FORM 10-Q

(Mark
One)

  [X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 26, 1998

                                      OR

  [_]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                      For the Transition period from to

                        COMMISSION FILE NUMBER 0-22003

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

  The number of shares of Common Stock ($0.01 par value) of the Registrant outstanding as of November 4, 1998 was 16,988,521.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                         WESLEY JESSEN VISIONCARE, INC.

                                     INDEX

                                                                        PAGE NO.
                                                                        --------
PART I--FINANCIAL INFORMATION
  Item 1. Financial Statements (Unaudited)
    Condensed Consolidated Balance Sheets at December 31, 1997 and
     September 26, 1998................................................      1
    Condensed Consolidated Statements of Operations for the three months and nine months ended September 27, 1997 and September 26,
     1998..............................................................      2
    Condensed Consolidated Statements of Cash Flows for the nine months
     ended September 27, 1997 and September 26, 1998...................      3
    Notes to the Condensed Consolidated Financial Statements...........    4-7
  Item 2. Management's Discussion and Analysis of Financial Condition
   and Results of Operations...........................................   8-16
PART II--OTHER INFORMATION
  Item 6. Exhibits and Reports on Form 8-K.............................     17
  Signatures...........................................................     18

                         PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

                         WESLEY JESSEN VISIONCARE, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                      (IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                                     DECEMBER 31, SEPTEMBER 26,
                                                         1997         1998
                                                     ------------ -------------
                                                                   (UNAUDITED)
                       ASSETS
                       ------
Current assets:
  Cash and cash equivalents.........................   $  4,759     $  5,630
  Accounts receivable--trade, net...................     42,642       53,185
  Other receivables.................................      4,773        7,243
  Inventories.......................................     49,262       58,922
  Deferred income taxes.............................     18,102       18,531
  Prepaid expenses..................................      7,675        6,428
  Assets held for sale..............................      1,222        1,222
                                                       --------     --------
    Total current assets............................    128,435      151,161
                                                       --------     --------
Property, plant and equipment, net..................     21,480       33,296
Other assets........................................      6,894        6,890
Deferred income taxes...............................     10,838       10,854
Notes receivable....................................      2,773        1,833
Goodwill, net.......................................        --         2,581
Capitalized financing fees, net.....................      2,656        2,507
                                                       --------     --------
    Total assets....................................   $173,076     $209,122
                                                       ========     ========
        LIABILITIES AND STOCKHOLDERS' EQUITY
        ------------------------------------
Current liabilities:
  Trade accounts payable............................   $ 14,229     $ 15,942
  Accrued compensation and benefits.................     19,806       23,613
  Accrued advertising...............................      4,113        5,334
  Other accrued liabilities.........................     11,212       12,632
  Transition reserve................................     11,225        9,025
  Income taxes payable..............................      2,015        7,617
                                                       --------     --------
    Total current liabilities.......................     62,600       74,163
                                                       --------     --------
Negative goodwill, net..............................     13,681       12,860
Long term debt......................................     57,000       77,000
Other liabilities...................................      2,949        4,961
                                                       --------     --------
    Total liabilities...............................    136,230      168,984
                                                       --------     --------
Stockholders' equity:
  Common stock, $.01 par value, 50,000,000 shares
   authorized, 17,736,011 and 16,986,007 issued and
   outstanding at December 31, 1997 and September
   26, 1998 respectively............................        177          180
  Additional paid in capital........................     56,390       60,036
  Accumulated (deficit) earnings....................    (19,159)       1,889
  Treasury stock, 1,000,000 shares at September 26,
   1998, at cost....................................        --       (21,306)
  Accumulated other comprehensive loss..............       (562)        (661)
                                                       --------     --------
    Total stockholders' equity......................     36,846       40,138
                                                       --------     --------
    Total liabilities and stockholders' equity......   $173,076     $209,122
                                                       ========     ========

   The accompanying notes are an integral part of these financial statements.

                         WESLEY JESSEN VISIONCARE, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                              THREE MONTHS ENDED           NINE MONTHS ENDED
                          --------------------------- ---------------------------
                          SEPTEMBER 27, SEPTEMBER 26, SEPTEMBER 27, SEPTEMBER 26,
                              1997          1998          1997          1998
                          ------------- ------------- ------------- -------------
                           (UNAUDITED)   (UNAUDITED)   (UNAUDITED)   (UNAUDITED)
Net sales...............     $75,235       $75,254      $211,389      $219,266
                             -------       -------      --------      --------
Operating costs and
 expenses:
  Costs of goods sold...      23,891        23,255        70,707        67,957
  Cost of goods sold--
   inventory step-up
   (Note 5).............         --            --         22,666           --
  Marketing and
   administrative.......      36,486        35,891       104,049       108,894
  Research and
   development..........       3,065         2,820         8,828         7,853
  Amortization of
   goodwill.............        (196)         (247)         (588)         (794)
                             -------       -------      --------      --------
Income from operations..      11,989        13,535         5,727        35,356
Other (income) expense:
  Interest income.......        (221)         (159)         (357)         (414)
  Interest expense......       1,462         1,495         4,728         3,878
                             -------       -------      --------      --------
Income before income
 taxes and extraordinary
 loss...................      10,748        12,199         1,356        31,892
Income tax expense......       3,653         4,148           461        10,844
                             -------       -------      --------      --------
Income before
 extraordinary loss.....       7,095         8,051           895        21,048
Extraordinary loss, net
 of related tax benefit
 of $2,526..............         --            --         (4,902)          --
                             -------       -------      --------      --------
Net income (loss).......     $ 7,095       $ 8,051      $ (4,007)     $ 21,048
                             =======       =======      ========      ========
Income (loss) per common
 share:
  Basic
    Income before
     extraordinary
     loss...............     $  0.41       $  0.47      $   0.05      $   1.20
    Extraordinary loss,
     net of tax
     benefit............         --            --          (0.29)          --
                             -------       -------      --------      --------
    Net income (loss)...     $  0.41       $  0.47      $  (0.24)     $   1.20
                             =======       =======      ========      ========
  Diluted
    Income before
     extraordinary
     loss...............     $  0.37       $  0.43      $   0.05      $   1.10
    Extraordinary loss,
     net of tax
     benefits...........         --            --          (0.29)          --
                             -------       -------      --------      --------
    Net income (loss)...     $  0.37       $  0.43      $  (0.24)     $   1.10
                             =======       =======      ========      ========
Weighted average common
 shares outstanding:
  Basic.................      17,305        17,134        16,620        17,589
                             =======       =======      ========      ========
  Diluted...............      18,927        18,521        16,620        19,084
                             =======       =======      ========      ========

   The accompanying notes are an integral part of these financial statements.

                         WESLEY JESSEN VISIONCARE, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                         NINE MONTHS ENDED
                                                    ---------------------------
                                                    SEPTEMBER 27, SEPTEMBER 26,
                                                        1997          1998
                                                    ------------- -------------
                                                     (UNAUDITED)   (UNAUDITED)
Cash flows provided by operating activities:
  Net income (loss)................................   $  (4,007)    $ 21,048
  Adjustments to reconcile net income (loss) to net
   cash provided by operating activities:
    Extraordinary loss on early extinguishment of
     debt..........................................       7,428          --
    Depreciation expense...........................         584        1,787
    Purchased inventory step-up....................      22,666          --
    Amortization of capitalized financing fees.....         368          428
    Amortization of goodwill.......................        (588)        (795)
    Deferred income taxes..........................      (5,195)         (96)
    Gain on disposal of property, plant and
     equipment.....................................         --           (15)
    Other..........................................      (1,778)         266
  Changes in balance sheet items:
    Accounts receivable--trade, net................      (7,188)      (9,467)
    Other receivables..............................         (27)      (2,049)
    Inventories....................................       2,524       (8,715)
    Prepaid expenses...............................         261        1,233
    Other assets...................................        (362)        (218)
    Notes receivable...............................      (1,252)         (60)
    Trade accounts payable.........................       1,750          739
    Accrued liabilities............................     (11,346)       2,745
    Other liabilities..............................         632        2,033
    Income taxes payable...........................      (3,040)       7,474
                                                      ---------     --------
      Cash provided by operating activities........       1,430       16,338
                                                      ---------     --------
Investing activities:
  Proceeds from Natural Touch sale.................       6,000        1,000
  Net assets acquired..............................         --        (3,078)
  Proceeds from the sale of property, plant and
   equipment.......................................         --           117
  Capital expenditures.............................     (11,801)     (12,935)
                                                      ---------     --------
      Cash used in investing activities............      (5,801)     (14,896)
                                                      ---------     --------
Financing activities:
  Issuance of stock................................      47,562        1,556
  Repurchase of shares.............................         --       (21,306)
  Proceeds from long term debt.....................      93,000       29,000
  Payment of financing fees........................      (3,070)         --
  Payments of long term debt.......................    (136,375)      (9,000)
                                                      ---------     --------
      Cash provided by financing activities........       1,117          250
                                                      ---------     --------
  Effect of exchange rates on cash and cash
   equivalents.....................................         --          (821)
  Net increase (decrease) in cash and cash
   equivalents.....................................      (3,254)         871
Cash and cash equivalents:
  Beginning of period..............................       7,073        4,759
                                                      ---------     --------
  End of period....................................   $   3,819     $  5,630
                                                      =========     ========
Supplemental disclosure of cash flow information
  Cash paid during the period for interest.........   $   5,220     $  3,277
                                                      =========     ========
  Cash paid during the period for taxes, net.......   $   5,827     $  3,086
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

2. NET INCOME (LOSS) PER COMMON SHARE

  The Company calculates net income (loss) per common share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share." The difference between the weighted average shares used in the computation of basic and diluted earnings per share for the three and nine months ended September 26, 1998 is the dilutive effect of outstanding stock options, using the treasury stock method from the date of grant. Weighted average shares used in the computation for the nine months ended September 27, 1997 does not include the effect of these stock options, as the effect would be antidilutive.

3. TRANSITION RESERVE AND RESTRUCTURING CHARGE

  In connection with the Barnes-Hind Acquisition, management approved a plan to integrate the acquired operations, for which an accrual of $20.4 million ("transition reserve") was established in purchase accounting. The transition reserve included costs related to the closure of the Barnes-Hind corporate offices in Sunnyvale, California which was completed in the third quarter of 1997 and resulted in the termination of 123 employees. In September, 1998, the Company announced the closing of its manufacturing operations in San Diego, California over the next eighteen months, with a shift of conventional lens production to its plant in Cidra, Puerto Rico. The plant closing will result in the termination of 471 employees (of whom 198 had been terminated as of September 26, 1998). Payments related to the transition reserve are as follows (in thousands):

                                             LEASE       FACILITY
                              EMPLOYEE    TERMINATION   RESTORATION
                            RELATED COSTS    COSTS    AND OTHER COSTS  TOTAL
                            ------------- ----------- --------------- -------
Transition reserve at
 December 31, 1997.........    $ 9,551       $ 697         $ 977      $11,225
Charges against reserve....     (1,445)       (124)         (631)      (2,200)
                               -------       -----         -----      -------
Transition reserve at
 September 26, 1998........    $ 8,106       $ 573         $ 346      $ 9,025
                               =======       =====         =====      =======

  In addition to the transition plan, the Company committed to a plan to restructure the Wesley Jessen operations following the Barnes-Hind Acquisition. Pursuant to the restructuring plan, the Chicago distribution facilities were consolidated with those at Des Plaines, Illinois in October, 1997. The restructuring reserve of $0.8 million at September 26, 1998, consists of costs related to employee termination, lease termination and other restructuring costs associated with the consolidation of certain Wesley Jessen facilities in Europe with facilities acquired in the Barnes-Hind Acquisition. Usage of the restructuring reserve is as follows (in thousands):

                                           EMPLOYEE    LEASE
                                           RELATED  TERMINATION OTHER
                                            COSTS      COSTS    COSTS  TOTAL
                                           -------- ----------- -----  ------
Restructuring reserve at December 31,
 1997.....................................   $376      $ 662    $ 210  $1,248
Charges against reserve...................    (97)      (100)    (281)   (478)
Reallocation of reserves..................    --        (200)     200     --
                                             ----      -----    -----  ------
Restructuring reserve at September 26,
 1998.....................................   $279      $ 362    $ 129  $  770
                                             ====      =====    =====  ======

                        WESLEY JESSEN VISIONCARE, INC.

4. ACCOUNTS RECEIVABLE-TRADE, NET

  Accounts receivable-trade, net consist of the following (in thousands):

                                                      DECEMBER 31, SEPTEMBER 26,
                                                          1997         1998
                                                      ------------ -------------
      Trade receivables..............................   $ 59,293      $66,718
      Less allowances:
        Doubtful accounts............................     (6,290)      (5,641)
        Sales returns and adjustments................    (10,361)      (7,892)
                                                        --------      -------
                                                        $ 42,642      $53,185
                                                        ========      =======

5. INVENTORIES

  Inventories consist of the following (in thousands):

                                                      DECEMBER 31, SEPTEMBER 26,
                                                          1997         1998
                                                      ------------ -------------
      Raw materials..................................   $ 3,558       $ 5,467
      Work-in-process................................     7,613         7,086
      Finished goods.................................    38,091        46,369
                                                        -------       -------
                                                        $49,262       $58,922
                                                        =======       =======

  In connection with the Barnes-Hind Acquisition, under the purchase method of accounting, the Company's total inventories were written up to fair value at the date of acquisition by $36.7 million. Of this amount, $22.7 million was charged to cost of goods sold for the nine months ended September 27, 1997.

6. PROPERTY, PLANT AND EQUIPMENT, NET

  Property, plant and equipment, net consist of the following (in thousands):

                               DECEMBER 31, SEPTEMBER 26,
                                   1997         1998
                               ------------ -------------
      Buildings and
       improvements...........   $ 8,369       $ 8,820
      Machinery, equipment,
       furniture and
       fixtures...............    10,246        13,482
      Construction-in-
       progress...............     4,159        14,408
                                 -------       -------
                                  22,774        36,710
      Less accumulated
       depreciation...........    (1,294)       (3,414)
                                 -------       -------
                                 $21,480       $33,296
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

                        WESLEY JESSEN VISIONCARE, INC.

  Amounts borrowed under the Amended Bank Credit Agreement bear interest at either the Base Rate (higher of (i) 0.5% in excess of the Federal Reserve reported adjusted certificate of deposit rate and (ii) the lender's prime lending rate plus a margin up to 0.5% based on leverage ratios calculated as of certain dates) or the Eurodollar Rate as determined by the lenders plus a margin of 0.375% to 1.500% based on the type of loan and leverage ratios calculated as of certain dates as defined in the credit agreement. Additionally, the Company is required to pay a commitment fee on the unutilized revolving loan commitment, as defined in the credit agreement, ranging from 0.175% to 0.400% based on leverage ratios calculated as of certain dates. The unutilized portion of the credit facility at September 26, 1998 was $93.0 million. The credit facility is guaranteed by each of the Company's domestic subsidiaries and secured by essentially all assets of the domestic subsidiaries.

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

8. COMPREHENSIVE INCOME

  Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," which requires the disclosure of all non-owner changes in equity. The Condensed Consolidated Balance Sheets as of December 31, 1997 and September 26, 1998 have been reclassified to reflect the adoption of this Standard.

  The components of comprehensive income for the three and nine months ended September 27, 1997 and September 26, 1998 are as follows (in thousands):

                             THREE MONTHS ENDED           NINE MONTHS ENDED
                         --------------------------- ---------------------------
                         SEPTEMBER 27, SEPTEMBER 26, SEPTEMBER 27, SEPTEMBER 26,
                             1997          1998          1997          1998
                         ------------- ------------- ------------- -------------
Net income (loss).......   $  7,095       $8,051        $(4,007)      $21,048
Foreign currency
 translation
 adjustments............    (1,497)        1,156         (1,780)          (99)
                           --------       ------        -------       -------
Comprehensive income
 (loss).................   $  5,598       $9,207        $(5,787)      $20,949
                           ========       ======        =======       =======

9. TREASURY STOCK PURCHASE PLAN

  The Board of Directors approved a share repurchase plan on June 10, 1998 and the Company completed the program on September 18, 1998. Under the plan, the Company repurchased one million shares of its outstanding common stock. Repurchases were made periodically in normal market trading at prevailing prices. The funding of the program came from operating cash flow and the existing bank facility.

10. ACQUISITIONS

  On June 26, 1998, the Company acquired the operations of Plastic Contact Lens Argentina SAIC (PCL) from its sole shareholder. On July 31, 1998, the Company, through its Australian subsidiary, executed a purchase agreement to acquire certain assets and assume certain liabilities of Eycon Lens Laboratories, Pty, Ltd. from its shareholders. The total adjusted purchase price for both acquisitions of approximately $2.8 million (plus additional fees and expenses of $0.3 million) was funded with existing liquidity. The Company has accounted for the acquisitions under the purchase method of accounting.

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

  In connection with the Barnes-Hind Acquisition, the Company entered into a voluntary consent order with the Federal Trade Commission which provided, among other things, that the Company divest Barnes-Hind's U.S. Natural Touch product line. On March 17, 1997, the Company completed the sale of the product line for which it received aggregate consideration of $7.5 million, consisting of $3.0 million in cash and a four-year $4.5 million promissory note which accrues interest at a compound rate of 12% per annum, 8% of which is payable currently and 4% of which is payable-in-kind. On July 31, 1997, the purchaser made a voluntary prepayment of $3.0 million on the promissory note. On May 7, 1998, the purchaser made an additional voluntary prepayment of $1.0 million. As part of the agreement, the Company entered into a supply agreement pursuant to which the Company will supply the purchaser with Natural Touch lenses for sale in the United States.

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

  In connection with the Barnes-Hind Acquisition, the Company identified significant operating synergies and substantial cost saving opportunities. The Company has completed the majority of its initial cost reduction measures which, as expected, have improved the Company's operating results. In September, 1998, the Company announced the closing of its manufacturing operations in San Diego, California over the next eighteen months, with a shift of conventional contact lens production to its plant in Cidra, Puerto Rico. The Company believes this consolidation of facilities will generate additional cost savings and further operating leverage. However, there can be no assurance that the Company will be able to achieve such cost savings in future periods.

  As a result of the Barnes-Hind Acquisition, the Company incurred a significant non-recurring charge for a non-cash increase in cost of goods sold of $22.7 million in the nine months ended September 27, 1997 related to the amortization of the Barnes-Hind purchased inventory step-up to fair value at the acquisition date. Adjustments for this non-recurring charge and expected cost savings related to the reduction of certain operating expenses including the consolidation of corporate offices, a reduction in the number of corporate level employees and related expenses, and the curtailment of certain manufacturing activities have been reflected in the pro forma column of the Company's Unaudited Statement of Operations Data. See "Results of Operations."

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

RESULTS OF OPERATIONS

  The Barnes-Hind Acquisition occurred on October 2, 1996. Because of the revaluation of the assets and liabilities, the related impact on cost of sales and expenses and the several cost-reduction and operating improvements undertaken in connection with such Acquisition, the financial statements of the Company for the nine months ended September 27, 1997 are not comparable to the financial statements for the nine months ended September 26, 1998. In addition, the Company completed its IPO in February, 1997, which had a significant impact on the Company's on-going interest expense. To improve the comparability of the Company's first nine months in 1997 and 1998, and to assist the reader in better understanding the changes in the Company's operations over such periods, the Company has set forth below certain pro forma operating results for the nine month period ended September 27, 1997 giving effect to the cost-reduction and operating improvements as if such transactions occurred on January 1, 1997. The pro forma adjustments are set forth in the note to the tables. THE PRO FORMA INFORMATION INCLUDED HEREIN FOR THE PRIOR YEAR PERIODS ARE PRESENTED FOR INFORMATIONAL PURPOSES ONLY AND SHOULD NOT BE VIEWED AS A SUBSTITUTE FOR THE COMPANY'S RESULTS OF OPERATIONS CALCULATED IN ACCORDANCE WITH GENERALLY ACCEPTED ACCOUNTING PRINCIPLES. IN ADDITION, THE FOLLOWING PRO FORMA INFORMATION DOES NOT PURPORT TO REPRESENT THE RESULTS OF OPERATIONS OF THE COMPANY HAD SUCH TRANSACTIONS IN FACT OCCURRED ON SUCH DATE, NOR DO THEY PURPORT TO BE INDICATIVE OF THE RESULTS OF OPERATIONS OF ANY FUTURE PERIODS. The following pro forma information should be read in conjunction with the Condensed Consolidated Financial Statements of the Company included herein.

                    UNAUDITED STATEMENT OF OPERATIONS DATA
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                  THREE MONTHS ENDED
                                         -------------------------------------
                                               ACTUAL             ACTUAL
                                         SEPTEMBER 27, 1997 SEPTEMBER 26, 1998
                                         ------------------ ------------------
Net sales...............................      $75,235            $75,254
Operating costs and expenses:
  Cost of goods sold....................       23,891             23,255
  Marketing and administrative..........       36,486             35,891
  Research and development..............        3,065              2,820
  Amortization of goodwill..............         (196)              (247)
                                              -------            -------
  Income from operations................       11,989             13,535
Other (income) expense:
  Interest expense, net.................        1,241              1,336
                                              -------            -------
Income before income taxes..............       10,748             12,199
Income tax expense......................        3,653              4,148
                                              -------            -------
Net income..............................      $ 7,095            $ 8,051
                                              =======            =======
Net income per common share:
  Basic.................................      $  0.41            $  0.47
                                              =======            =======
  Diluted...............................      $  0.37            $  0.43
                                              =======            =======
Weighted average common shares
 outstanding:
  Basic.................................       17,305             17,134
                                              =======            =======
  Diluted...............................       18,927             18,521
                                              =======            =======

                    UNAUDITED STATEMENT OF OPERATIONS DATA
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                               NINE MONTHS ENDED
                          -----------------------------------------------------------
                                ACTUAL             PRO FORMA             ACTUAL
                          SEPTEMBER 27, 1997 SEPTEMBER 27, 1997(A) SEPTEMBER 26, 1998
                          ------------------ --------------------- ------------------
Net sales...............       $211,389            $211,389             $219,266
Operating costs and
 expenses:
  Cost of goods sold....         93,373              70,707               67,957
  Marketing and
   administrative.......        104,049             102,964              108,894
  Research and
   development..........          8,828               8,828                7,853
  Amortization of
   goodwill.............           (588)               (588)                (794)
                               --------            --------             --------
  Income from
   operations...........          5,727              29,478               35,356
Other (income) expense:
  Interest expense,
   net..................          4,371               3,960                3,464
                               --------            --------             --------
Income before income
 taxes and extraordinary
 loss...................          1,356              25,518               31,892
Income tax expense......            461               8,675               10,844
                               --------            --------             --------
Income before
 extraordinary loss.....            895              16,843               21,048
Extraordinary loss net
 of tax.................         (4,902)                --                   --
                               --------            --------             --------
Net income (loss).......       $ (4,007)           $ 16,843             $ 21,048
                               ========            ========             ========
Net income (loss) per
 common share:
  Basic.................       $  (0.24)           $   0.98             $   1.20
                               ========            ========             ========
  Diluted...............       $  (0.24)           $   0.90             $   1.10
                               ========            ========             ========
Weighted average common
 shares outstanding:
  Basic.................         16,620              17,167               17,589
                               ========            ========             ========
  Diluted...............         16,620              18,818               19,084
                               ========            ========             ========

--------
(A) These pro forma results include adjustments to: (i) eliminate the $22,666 non-recurring impact of the inventory write-up resulting from the Company's application of purchase accounting in connection with the October, 1996 Barnes-Hind Acquisition; (ii) exclude $1,085 in non-recurring transitional administrative expenses incurred at the Barnes-Hind corporate facility in Sunnyvale, California; (iii) reflect the $411 pro forma reduction in interest expense resulting from the February, 1997 refinancing of the Company's bank credit agreement and the use of a portion of the net proceeds of the Company's February, 1997 initial public offering (and the subsequent over-allotment sale of additional shares) to repay outstanding debt; (iv) eliminate the $4,902 ($7,428 pre-tax) extraordinary write-off of capitalized financing fees: and (v) reflect the pro forma income tax expense at an estimated effective tax rate of 34%.

THREE MONTHS ENDED SEPTEMBER 26, 1998 (UNAUDITED) COMPARED TO THREE MONTHS ENDED SEPTEMBER 27, 1997 (UNAUDITED)

  Net sales for the three months ended September 26, 1998 of $75.3 million were even with net sales of $75.2 million for the three months ended September 27, 1997. This comparability resulted primarily from 15.0% growth in the sales of disposable and planned replacement contact lenses, from $27.7 million to $31.9 million, offset by an 8.7% decline in the sales of conventional lens products, from $47.5 million to $43.4 million. Sales of disposable and planned replacement lenses grew 30.8% in the U.S. but were flat internationally, while sales of conventional lenses fell 6.9% domestically and 11.5% in the rest of the world. For the three month period, total U.S. sales rose 5.2%, with total international sales posting a decrease of 6.6%.

  Gross profit for the three months ended September 26, 1998 increased $0.7 million, or 1.3%, to $52.0 million from $51.3 million in the comparable 1997 period. Gross profit margin improved 0.9% to 69.1% in the 1998 period, reflecting the higher margins realized on disposable and planned replacement lenses due to higher production volumes, as well as cost savings from improved plant utilization and other operating efficiencies.

  Marketing and administrative expenses for the three months ended September 26, 1998 decreased by $0.6 million, or 1.6%, to $35.9 million from $36.5 million for the three months ended September 27, 1997. As a percentage of net sales, marketing and administrative expenses decreased to 47.7% in the 1998 period from 48.5% in the 1997 period. This decrease resulted as higher promotional spending for the new FreshLook toric lens and WildEyes specialty cosmetic products, along with increased performance related compensation expenses, were more than offset by favorable foreign exchange gains.

  Research and development expenses decreased $0.3 million, or 8.0%, to $2.8 million for the three months ended September 26, 1998 from $3.1 million for the three months ended September 27, 1997. As a percent of net sales, research and development expenses decreased to 3.7% in the 1998 period from 4.1% in the 1997 period. The decrease was driven by the continuing realization of operational synergies related to the Barnes-Hind Acquisition.

  Amortization of goodwill was comparable at $0.2 million for the three months ended September 26, 1998 and September 27, 1997 as the prior year impact on negative goodwill of the purchase price reduction, pension valuation and integration cost estimate changes related to the Barnes-Hind Acquisition was partially offset by the current year effect of the initial amortization of goodwill related to recent acquisitions.

  Interest expense, net increased 7.7% to $1.3 million for the three months ended September 26, 1998 from $1.2 million for the three months ended September 27, 1997 due to higher average debt balances in 1998, reduced by the effects of lower current year interest rates available to the Company under its revolving credit facility.

  Net income for the three months ended September 26, 1998 increased by $1.0 million to $8.1 million from $7.1 million for the three months ended September 27, 1997 driven by the improvement in gross margin and lower marketing and administrative expenses.

NINE MONTHS ENDED SEPTEMBER 26, 1998 COMPARED TO PRO FORMA NINE MONTHS ENDED SEPTEMBER 27, 1997

  Net sales for the nine months ended September 26, 1998 increased $7.9 million, or 3.7%, to $219.3 million from $211.4 million for the nine months ended September 27, 1997. This increase resulted primarily from 24.7% growth in the sales of disposable and planned replacement contact lenses, from $71.6 million to $89.3 million, offset by a 7.0% decline in the sales of conventional lens products, from $139.8 million to $130.0 million. Sales of disposable and planned replacement lenses grew 37.4% in the U.S. and 12.6% internationally while sales of conventional lenses fell 7.0% domestically and 7.1% in the rest of the world. For the nine month period, total U.S. sales increased 5.9%, while international sales rose 0.9%.

  Gross profit for the nine months ended September 26, 1998 increased $10.6 million, or 7.6%, to $151.3 million from $140.7 million in the comparable 1997 period. Gross profit margin increased 2.4% to 69.0% in the 1998 period, reflecting sales-driven increases in production of the high margin disposable and planned replacement lenses, as well as cost savings from improved plant utilization and other operating efficiencies.

  Marketing and administrative expenses for the nine months ended September 26, 1998 increased by $5.9 million, or 5.8%, to $108.9 million from $103.0 million for the nine months ended September 27, 1997. As a percentage of net sales, marketing and administrative expenses increased to 49.7% in the 1998 period from 48.7% in the 1997 period. This increase was largely due to higher promotional spending to support the launch of the new FreshLook toric lens and WildEyes specialty cosmetic products, along with the market expansion of the disposable and planned replacement product lines.

  Research and development expenses for the nine months ended September 26, 1998 decreased by $0.9 million, or 11.0%, to $7.9 million from $8.8 million for the nine months ended September 27, 1997. As a percentage of net sales, research and development expenses for the nine months ended September 26, 1998 declined to 3.6% from 4.2% in the prior year period. The decrease was driven by the realization of operational synergies related to the Barnes-Hind Acquisition and the successful completion of various production-related development projects.

  Amortization of goodwill for the nine months ended September 26, 1998 increased by $0.2 million, or 35.0%, to $0.8 million from $0.6 million for the nine months ended September 27, 1997 due to the impact on negative goodwill of the purchase price reduction, pension valuation and integration cost estimate changes related to the Barnes-Hind Acquisition.

  Interest expense, net decreased 12.5% to $3.5 million for the nine months ended September 26, 1998 from $4.0 million for the nine months ended September 27, 1997 due to the paydown of debt throughout 1997 and early 1998 with proceeds from the offerings and funds generated from operations.

  Net income for the nine months ended September 26, 1998 increased by $4.2 million to $21.0 million from $16.8 million for the nine months ended September 27, 1997 as improvement in gross margin was partially offset by increased spending in marketing and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

  The Company finances its operations primarily through funds provided from operations and through borrowings under its revolving credit facility. For the nine months ended September 26, 1998, the Company provided approximately $16.3 million in cash for operating activities. This source of funds resulted from improvements in profitability along with increases in income taxes payable and accrued liabilities, partially offset by higher accounts receivables and inventory balances. For the nine months ended September 27, 1997, the Company provided approximately $1.4 million in cash for operating activities. This source of funds resulted from improvements in profitability and reductions in inventory, partially offset by an increase in accounts receivable and payments made relating to the prior year's performance related compensation, integration costs relating to the Barnes-Hind Acquisition and income taxes. Since December 31, 1997, the Company has additional borrowings of $20.0 million, which were used to fund capital expenditures, recent acquisitions and a portion of the share repurchase program.

  For the nine months ended September 26, 1998 and September 27, 1997, the Company made capital expenditures of approximately $12.9 million and $11.8 million, respectively. The majority of these capital expenditures were for facility and equipment improvement, information technology enhancements, and site consolidations. The Company anticipates additional capital expenditures of approximately $8 million to be made throughout 1998 to expand production capacity, further consolidate locations and improve management information systems. The Company expects to fund these capital expenditures primarily by cash generated from operating activities and borrowings under its revolving credit facility.

  As a result of the Barnes-Hind Acquisition, the Company expects to incur integration costs of approximately $20.4 million, principally for severance costs and lease expenses on vacated premises. Management expects that this restructuring will be substantially completed by March, 2000. As of September 26, 1998, the Company has paid $11.4 million of these integration costs.

  Effective July 29, 1998, the Company entered into the First Amendment and Consent of the Amended Bank Credit Agreement to increase the borrowing availability under the revolving credit facility to $170.0 million and to permit the repurchase of a maximum of $35.0 million of the Company's common stock.

  As of September 26, 1998, the Company had $93.0 million in borrowing availability under the revolving credit facility portion of the Amended Bank Credit Agreement. The Amended Bank Credit Agreement imposes certain restrictions on the Company, including restrictions on its ability to incur indebtedness, declare dividends or other distributions, make investments and capital expenditures, grant liens, sell its assets and engage in certain other activities. In addition, the indebtedness of the Company under the Amended Bank Credit Agreement is secured by substantially all of the assets of the Company, including the Company's real and personal property, inventory, accounts receivable, intellectual property and other tangible assets.

  Management believes that, based on current levels of operations and anticipated internal growth, cash flow from operations together with other available sources of funds including borrowings under the Amended Bank Credit Agreement and cash on hand at September 26, 1998 of $5.6 million will be adequate over the next twelve months to make required payments of principal and interest on the Company's indebtedness, to fund anticipated capital expenditures and working capital requirements, including the aforementioned restructuring and integration costs, and to enable the Company and its subsidiaries to comply with the terms of their debt agreements. However, actual capital requirements may change, particularly as a result of any acquisitions which the Company may pursue. The ability of the Company to meet its debt service obligations and reduce its total debt will be dependent, however, upon the future performance of the Company and its subsidiaries which, in turn, will be subject to general economic conditions and to financial, business and other factors, including factors beyond the Company's control. A significant portion of the consolidated debt of the Company bears interest at floating rates; therefore, the Company's financial condition is and will continue to be affected by changes in prevailing interest rates. In December, 1996, the Company purchased an interest rate cap on $35.0 million notional principal amount at a fixed rate of 8.5%, which expires on December 31, 1999. The cap is intended to provide partial protection from exposure relating to the Company's variable rate debt instruments.

  Approximately 42% of the Company's net sales for the nine months ended September 26, 1998 were to international customers and the Company expects that sales to international customers will continue to represent a material portion of its net sales. Historically, fluctuations in foreign currency exchange rates have had only a minor impact on the Company's results of operations and the Company does not expect such fluctuations to be material in the foreseeable future.

SHARE REPURCHASE PROGRAM

  The Board of Directors approved a share repurchase plan on June 10, 1998 and the Company completed the program on September 18, 1998. Under the plan, the Company repurchased one million shares of its outstanding common stock at an average cost of $21 per share. Repurchases were made in normal market trading at prevailing prices and were funded from operating cash flow and the existing bank facility.

RECENT ACQUISITIONS

  On June 26, 1998, the Company acquired the operations of Plastic Contact Lens Argentina SAIC (PCL) from its sole shareholder. On July 31, 1998, the Company, through its Australian subsidiary, executed a purchase agreement to acquire certain assets and assume certain liabilities of Eycon Lens Laboratories, Pty, Ltd. from its shareholders. The total adjusted purchase price for both acquisitions of approximately $2.8 million (plus additional fees and expenses of $0.3 million) was funded with existing liquidity. The Company has accounted for the acquisitions under the purchase method of accounting.

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

YEAR 2000

  The Company utilizes and relies upon computer technology in many facets of its operations, such as in the manufacture of contact lenses, the distribution of lenses to customers, the arrangement of credit in connection with the purchase of goods and the internal and external reporting of financial and operational information. The technologies employed by the Company throughout its operation include hardware and software as well as microprocessors and other electronic devices which are components of equipment ("embedded chips"). In the past, certain computer programs were written using two digits rather than four digits to define the applicable year. Consequently, any of the Company's systems and equipment that involve the use of time-sensitive software programmed in that manner may recognize a date identified as "00" as the year "1900" rather than "2000", which could result in miscalculations or system failures. This is commonly referred to as the "Year 2000" or "Y2K" issue.

  The Company has undertaken a global approach to addressing the Year 2000 issue. Thus far, the Company has preliminarily identified the areas of its operations in which the Year 2000 issue may arise and conducted a global survey of all personal computers, software and other essential equipment to identify components that must be modified or replaced. A formal plan has been established to acquire new and repair existing Company personal computers and associated software by June 1999. An assessment of manufacturing equipment and software is underway, and modifications to mainframe system software are progressing according to plan. In addition, the Company has initiated written communications with significant suppliers and all banking institutions with which the Company has financial arrangements to determine the extent to which the Company's systems and operations are vulnerable to those third parties' failures to remediate their Year 2000 compliance problems. The Company's global steering committee meets bi-weekly to monitor the progress of testing of all Company Information Technology ("IT") and relevant non-IT systems, to establish milestones for completion of specific Year 2000-related tasks throughout the Company's facilities, and to supervise generally the measures taken by the Company to address the Year 2000 issue.

  The Company presently believes that, as a result of its actions, the Year 2000 issue will not pose significant operational problems for its computer systems. If, however, the modifications, conversions and testing described above are not accomplished in a timely manner, the Year 2000 issue could have a material impact on the Company's operations. In addition, there can be no guarantee that the systems of third parties will be made compliant in a timely manner and would not have an adverse effect on the Company.

  The Company is using both internal and external resources to identify and test systems for Year 2000 compliance and to modify or replace them where necessary. The Company expects to spend at least $4.2 million to assure Year 2000 compliance. The majority of these costs will be expensed as incurred, with the remainder treated as capital expenditures. Costs related to Year 2000 compliance were not significant in prior years.

  At this time, management is unable to estimate the effect of noncompliance with the Year 2000 issue on the Company's results of operations, liquidity and financial condition beyond the belief that noncompliance would be material in nature. Accordingly, a contingency plan will be developed by June, 1999 to mitigate the potential risk related to unsuccessful remediation on either the part of the Company or its significant suppliers or bankers.

EURO CONVERSION

  On January 1, 1999, eleven of the fifteen member countries of the European Union are scheduled to establish fixed conversion rates between their existing sovereign currencies and the euro, and have agreed to adopt the euro as their common legal currency on that date. The Company is analyzing the potential impact, if any, the conversion to the euro will have on its business strategies and financial position. At this time, management is unable to estimate the effect of the euro conversion on the Company's results of operations, liquidity and financial condition.

FORWARD-LOOKING STATEMENTS

  The Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"). Such forward-looking statements are based on the beliefs of the Company's management as well as on assumptions made by and information currently available to the Company at the time such statements were made. When used in this MD&A, the words "anticipate," "believe," "estimate," "expect," "intends," and similar expressions, as they relate to the Company are intended to identify forward-looking statements, which include statements relating to, among other things, (i) the ability of the Company to continue to compete successfully in the contact lens market: (ii) the anticipated benefits from new product introductions: (iii) the completion of the integration of Barnes-Hind with the Company: (iv) the strategic benefits of the Barnes-Hind
Acquisition: (v) the continued effectiveness of the Company's sales and marketing strategy: (vi) the ability of the Company to continue to successfully develop and launch new products and (vii) the timely resolution of the Year 2000 issue by the Company and its suppliers. Actual results could differ materially from those projected in the forward-looking statements as a result of the matters discussed herein and certain economic and business factors, some of which may be beyond the control of the Company.

PART II OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

  (a) EXHIBITS.

      The following exhibits are filed herewith and made a part hereof:

     EXHIBIT NO.           DESCRIPTION OF EXHIBIT
     -----------           ----------------------
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

                                          Wesley Jessen Visioncare, Inc.

                                                  /s/ Ronald J. Artale
                                          By___________________________________
                                                     Ronald J. Artale
                                                 (Duly authorized officer,
                                              Vice President and Controller)