Form 10-K
period 1998-12-31
WESLEY JESSEN VISIONCARE INC
filed 1999-03-30
CIK 1027584

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549
                               _________________

                                  FORM 10 - K
                                  ___________

(X)    ANNUAL REPORT PURSUANT TO SECTION  13 OR 15(d) OF THE SECURITIES EXCHANGE
                           ACT OF 1934 (FEE REQUIRED)
                  For the fiscal year ended December 31, 1998

  (  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                     EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                        Commission file number 0-22033
                                               -------
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

   (Address and telephone number, including area code, of registrant's principal executive office)
          Securities registered pursuant to Section 12(b)  of  the Act: Not applicable
                   Securities registered pursuant to section 12(g) of the Act:
                              Common Stock. par value $.01 per share
                              --------------------------------------
                                         (Title of Class)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes   X     No _____
                                       ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in any definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment of this Form 10-K. _____

The aggregate market value of voting stock held by non-affiliates of the Registrant as of March 15, 1999 at a closing sale price of $26.31 as reported by the Nasdaq National Market was approximately $305,430,185. Shares of Common Stock held by each officer and director and by each person who owns or may be deemed to own 10% or more of the outstanding Common Stock have been excluded since such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 15, 1999, the Registrant had 17,081,203 shares of Common Stock outstanding.

                      Documents Incorporated by Reference

Portions of the Registrant's Proxy Statement to be used in connection with the solicitation of proxies for the Registrant's 1999 Annual Meeting of Stockholders (the "Proxy Statement") are incorporated by reference in Part III of this Annual Report on Form 10-K (the "Form 10-K").

================================================================================

                        WESLEY JESSEN VISIONCARE, INC.

                      INDEX TO ANNUAL REPORT ON FORM 10-K

                                                                                  Page No.
                                                                                  --------
     PART I
     Item 1.       Business                                                           1
     Item 2.       Properties                                                        14
     Item 3.       Legal Proceedings                                                 15
     Item 4.       Submission of Matters to a Vote of Security-Holders               15
     Item 4A.      Executive Officers of the Registrant                              16

     PART II
     Item 5.       Market for the Registrant's Common Equity and
                   Related Stockholder Matters                                       17
     Item 6.       Selected Financial Data                                           19
     Item 7.       Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                               19
     Item 7A.      Quantitative and Qualitative Disclosure About Market Risk         28
     Item 8.       Financial Statements and Supplementary Data                       28
     Item 9.       Changes in and Disagreements with Accountants on
                   Accounting and Financial Disclosure                               28

     PART III
     Item 10.      Directors and Executive Officers of the Registrant                28
     Item 11.      Executive Compensation                                            29
     Item 12.      Security Ownership of Certain Beneficial Owners and Management    29
     Item 13.      Certain Relationships and Related Transactions                    29

     PART IV
     Item 14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K   29

                                      PART I

Item 1.    Business

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

  According to an independent research firm, more than 75% of all contact lens prescribers in the United States offer the Company's products, which permits the Company to rapidly launch new categories of products. Wesley Jessen develops proprietary technologies, manufacturing processes and products through a combination of its in-house staff of more than 100 engineers and scientists and Company-sponsored research by third-party experts. The Company is among the largest advertisers in the industry and markets and sells its products to consumers through advertising campaigns and to eyecare practitioners through its
211 person salesforce and network of   independent distributors, which together
sell the Company's products in more than 75 countries.

  The Company was founded by Drs. Newton K. Wesley and George Jessen, who went on to pioneer the design, manufacture and fitting techniques of hard contact lenses. From 1980 to 1995, the Company operated as a wholly owned subsidiary of Schering-Plough Corporation ("Schering-Plough"). On June 29, 1995, Bain Capital Inc. ("Bain Capital") and management acquired the Wesley Jessen division of Schering-Plough (the "Predecessor") in a leveraged acquisition (the "Wesley Jessen Acquisition"). On October 2, 1996, the Company acquired the Barnes-Hind division ("Barnes-Hind") of Pilkington plc (the "Barnes-Hind Acquisition"). At the time of the acquisition, Barnes-Hind was the third largest manufacturer of speciality contact lenses in the world, with a leading market position in premium and toric lenses.

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

  The contact lens industry is large and rapidly growing. In 1998, manufacturers' sales of soft contact lenses worldwide totaled $2.3 billion, representing a compound annual growth rate of approximately 10% from $1.1 billion in 1990. The Company believes that market growth outside the United States will likely exceed domestic growth because of lower contact lens penetration rates internationally. Since 1991, the number of contact lens wearers in the United States has increased by 4% per year while revenue per wearer has increased by 5% per year as conventional users have shifted to more costly specialty and disposable lenses. While the market for hard contact lenses has been relatively flat since 1991 with approximately 6 million U.S. wearers, the number of people wearing soft contact lenses has grown at a compound annual growth rate of 6% since that time.

  The contact lens industry can be divided into the soft lens portion, which represents approximately 80% of U.S. wearers, and the hard lens portion, primarily rigid gas permeable ("RGP"), which represents approximately 20% of U.S. wearers. Within the soft contact lens market, there are three principal replacement regimes: conventional, disposable and planned replacement. Conventional lenses are typically replaced after 12 to 24 months and require periodic cleaning throughout the life of the lens. Disposable soft contact lenses were introduced in the late 1980s based on the concept that changing lenses on a more frequent basis helped to improve comfort, convenience and health of the eye for many wearers. Disposable lenses are changed as often as daily or up to every two weeks depending on the product. Planned replacement lenses are designed to be changed as often as every month or up to every three months and currently represent 15% of the overall soft lens market.

  The two primary segments within the soft lens market are clear and specialty. Clear lenses (lenses that do not provide value-added features that specialty lenses offer) represent approximately 67% of the U.S. soft lens market and include both conventional and disposable products. Growth in the clear lens segment has been driven primarily by growth in the population of 14- to 25-year-olds (the prime age group for new lens wearers), the substitution of soft for hard contact lenses and the continuous evolution in the contact lens market toward more frequent replacement of contact lenses.

  Specialty lenses represent the remaining 33% of the U.S. soft lens market and generally command a premium price because they are designed for patients who have a medical need for a specialized lens or who desire a lens with additional features. Specialty lenses include cosmetic lenses (which change or enhance the natural color of eyes while correcting vision), toric lenses (for astigmatics) and premium lenses that offer protein deposit resistance, improved visual acuity, enhanced comfort for dry eyes or UV protection. The specialty lens segment of the soft contact lens market has higher projected growth rates than the clear lens segment. During the past several years the number of specialty lens wearers has increased at a rate of 11% per year; more than double the rate of increase of clear wearers. The Company believes that continued rapid growth in sales of specialty lenses will result from (i) the continued trend toward disposables; (ii) increased awareness among consumers and eyecare practitioners of the value-added features available with specialty lenses; and (iii) new product innovations, such as disposable toric contact lenses, new cosmetic designs, UV protection lenses and effective bifocal contact lenses.

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

Products

  The following table sets forth the approximate composition, by product line, of the Company's net sales for the year ended December 31, 1998:

                           Net Sales by Product Line
                             (dollars in thousands)

                                                                                                 Year Ended
                                                                                           -----------------------
Product Line                                                                                  December 31, 1998
                                                                                           -----------------------

                                                                                             Amount       Percent
                                                                                           -----------   ---------
      Specialty Lenses                                                                        $241,948         83%

      Clear Lenses                                                                              41,784         14%

      Hard/Other Lenses                                                                          8,527          3%
                                                                                              --------        ---

            Total Lenses                                                                      $292,259        100%
                                                                                              ========        ===

  Specialty Lenses. The Company's products primarily consist of specialty soft contact lenses, including cosmetic, toric and premium lenses. With the broadest product offering in the industry, the Company captured nearly 38% of the U.S. specialty lens segment in 1998. The Company's specialty soft contact lens products include the following:

  Cosmetic Lenses. Cosmetic lenses enhance or change the color of a wearer's eyes. The Company's opaque color lenses, which change the color of dark eyes (e.g., brown to green), utilize a patented dot matrix technology that the Company believes allows for superior cosmetic appeal. As a result, the Company's opaque cosmetic lens products have become the standard in the market. In early 1996, the Company introduced its new enhancer color lenses, which enhance the natural color of light eyes and which the Company believes will become the market standard due to its patented color printing process that allows the pupil-covering zone of the lens to remain clear. In September, 1998 the Company launched FreshLook ColorBlends in North America. This new cosmetic disposable lens is made with patented technology which imprints three distinct color
patterns on a lens to better replicate the natural iris coloration.   The
Company manufactures a complete line of cosmetic lenses, including: (i) the conventional DuraSoft 2 daily wear lens, which is removed and cleaned daily and typically is replaced after 12 to 24 months; (ii) the conventional DuraSoft 3 extended wear lens, which can be worn overnight for up to seven days and is also typically replaced after 12 to 24 months; and (iii) the disposable FreshLook contact lens, which is typically replaced every two weeks. With the broadest product offering in the cosmetic lens segment, the Company has obtained over 60% share of the U.S. cosmetic lens market in 1998.

  Toric Lenses. Toric lenses are designed to correct vision for people with astigmatism, which is characterized by an irregularly shaped cornea. Prior to the introduction of the Company's toric lenses and other competing products in the late 1980s, this condition was not effectively correctable through the use of soft contact lenses. In February 1997, the Company introduced a toric version of its enhancer colored lenses. Over 30% of the U.S. population requiring vision correction are diagnosed with astigmatism, of which only about 5% currently wear soft contact lenses. The Company's FreshLook Toric, Optifit, Hydrocurve and CSI toric lens sales represent 15% of the U.S. toric lens market in 1998.

  Premium Lenses. Premium lenses offer the wearer value-added features such as protein deposit resistance, improved visual acuity, enhanced comfort for dry eyes and UV protection. The Company manufactures the premium CSI lens, which has long been regarded by eyecare practitioners and optical retailers as having superior visual acuity and deposit resistance. The Company also recently repositioned Precision UV, the first disposable lens available with UV protection, which is gaining share from many clear disposable lenses. The Company's market research suggests that some 90% of contact lens wearers are interested in lenses offering UV protection. The Company's Gentle Touch product, which is typically replaced every three months, was the first lens designed specifically for and approved by the FDA for use without intensive cleaning or special handling required of conventional lenses and offers the unique combination of enhanced comfort for dry eyes, deposit resistance and low cost relative to disposable alternatives. The Company held 90% of the U.S. premium lens segment in 1998.

  The following table sets forth certain of the brand names under which the Company's specialty contact lenses are sold:

            Type of Lens                                 Specialty Contact Lens
------------------------------------   ----------------------------------------------------------
                                               Cosmetic                Toric          Premium
                                       -------------------------    ------------   --------------
Conventional:                          DuraSoft                     CSI            Aquaflex
                                       Elegance (a)                 Optifit        CSI Clarity
                                       Natural Touch (a)            Hydrocurve     Hydrocurve
                                       Wild Eyes

Disposable/ Planned Replacement:
                                       FreshLook Colors             FreshLook      Gentle Touch
                                       FreshLook Enhancers                         Precision UV
                                       FreshLook ColorBlends

 (a) Used only in international markets.

  The Company has successfully entered into the private label market with the offering of a private label UV protection lens. The Company sells its specialty contact lenses under private label primarily in Japan, the United Kingdom, France, Belgium, Spain, Italy and Canada. The Company believes that the private label market offers significant growth opportunities due to the Company's unique product offerings and low-cost manufacturing capabilities.

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

Research and Development

  The Company's research and development efforts are focused on product development and process technology to support its specialty lens business. The Company maintains a core research and development staff of over 50 engineers and scientists, which oversees the Company's research projects. Most such projects are conducted in-house by the technical staff. Other projects are conducted by independent laboratories and universities at the Company's direction and expense. The Company's research and development expenses totaled $10.8 million, or 3.7% of net revenues, for the year ended December 31, 1998.

  In the last twelve months, the Company has introduced four new products or line extensions, including disposable toric lenses, a new line of specialty color lenses, novelty cosmetic lenses and UV-absorbing disposable lenses. The UV protection lens allows the Company to further penetrate the emerging health-conscious market and permits cross-promotion with the Company's current specialty lens wearers.

  The Company has a history of innovation and new product introductions. The Company is currently investing in the development of, among other specialty products, extensions to its lines of cosmetic contact lenses, new disposable UV-protections lenses, new disposable bifocal contact lenses (for persons, typically over age 45, who experience both farsightedness and nearsightedness) and new premium disposable lenses. Finally, the Company has targeted additional research and development projects to cut manufacturing costs in the cosmetic, premium and toric product lines.

Manufacturing

  Substantially all of the Company's products are manufactured in the Company's four principal production facilities, which are located in Cidra, Puerto Rico; Des Plaines, Illinois; San Diego, California; and Southampton, United Kingdom. See "-Properties." The Company utilizes state-of-the-art manufacturing equipment and process technology to control the quality of its products and to minimize costs. The Company engages in manufacturing processes that are designed to handle short production runs. As a result, the Company believes that it enjoys a competitive advantage over other contact lens manufacturers because it can be more versatile and cost-competitive in market segments that require special features and products manufactured to meet more stringent specifications. The Company's disposable lens manufacturing facilities are currently operating at more than 80% of their capacity. The Company has plans to supplement production in 1999.

  The Company produces its hard and soft contact lens products primarily through manufacturing processes known as lathing and cast molding. Lathing is a machining process through which a piece of rigid lens material is shaped into a concave form with refractive characteristics by using a high-precision lathe. Following this machining, soft lenses are hydrated in a saline solution and sterilized, while RGP lenses are produced using polymers that do not absorb moisture and do not require sterilization. Lathing technology is particularly well suited for use in short production runs and is used by the Company to produce soft lenses at its Cidra, Puerto Rico; San Diego, California; and Southampton, United Kingdom facilities and to produce RGP lenses at its Atlanta, Georgia and Farnham, United Kingdom facilities. In connection with the Barnes Hind Acquisition, management has announced plans for the closing of its manufacturing operations in San Diego, California with a shift of conventional lens production to its plant in Cidra, Puerto Rico. In addition, the Company has obtained alternate production sources for its RGP contact lenses.

  The Company uses cast molded technology to produce its disposable contact lenses. In this process, a disposable plastic mold is made through the use of an automated injection molding press containing highly-engineered optical tooling. A liquid monomer is then dispensed into the mold which polymerizes to form the lens. In dry cast molding, the lenses are formed in a rigid state and are hydrated to their final characteristics after being removed from the mold. In wet cast molding, the lenses are formed fully hydrated. The Company uses dry cast molded technology at its Southampton, United Kingdom facility and wet cast molded technology at its Des Plaines, Illinois facility.

Sales and Marketing

  The Company has implemented a two-pronged sales and marketing strategy that reflects the Company's belief that both consumers and eyecare practitioners are important to the success of the Company's products. To generate consumer awareness and increase demand for its products, the Company has spent approximately $15 million in 1998 on a national advertising campaign featuring supermodel Elsa Benetiz. In total, the Company spent approximately $31.5 million worldwide during 1998 for the advertisement and promotion of its disposable cosmetic lenses. The Company also developed a successful national consumer mail-in rebate program which expanded its consumer franchises in 1998. The Company continued its "free gift with purchase" offer designed to increase sales of its cosmetic lenses.

  Due to the fitter's influence over a patient's choice of contact lens brand, the Company believes that developing and maintaining strong relationships with eyecare practitioners is the most critical aspect of its sales and marketing strategy. The Company has a salesforce of 211 persons who market the Company's products to eyecare practitioners. The Company's salesforce seeks to train new ODs and MDs to fit the Company's lenses and to inform them of the revenue potential and value-added features of the Company's products. In marketing to eyecare practitioners, the Company stresses the quality and features offered by its products, the breadth of its product line and the ability of such practitioners to generate more revenue per patient by offering the Company's value-added products. The Company also advertises its products to eyecare practitioners through promotional materials, trade publications and conventions.

  The Company currently sells through a direct salesforce in North America, U.K, Italy, France, Spain, Belgium, Holland, Germany, Mexico, Brazil, Argentina, Japan and Australia. Countries in Europe, Asia and Latin America not directly served by the Company are serviced by a broad network of distributors. The Barnes-Hind Acquisition strengthened the Company's global distribution infrastructure by contributing direct salesforces in Germany, Spain, Belgium, Netherlands, Luxembourg and Australia, in addition to strengthening existing salesforces in the United States, France, Italy, Canada and the United Kingdom.

  The following table sets forth the Company's net sales to the geographic regions indicated for the year ended December 31, 1998:

                        Net Sales to Geographic Regions
                             (dollars in thousands)

                    Region                                Amount                    Percent
----------------------------------------------   ------------------------   -----------------------
United States.................................                   $170,189                      58 %
Rest of World.................................                    122,070                      42 %
                                                                 --------                    -----
  Total.......................................                   $292,259                    100.0%
                                                                 ========                    =====

For additional information about the Company's geographic sales, refer to Footnote 15 of the Company's Consolidated Financial Statements.

Customers

  The Company currently sells its products through a variety of channels including fitters and wholesalers who sell to fitters and lens-replacement suppliers. The Company sells to a highly fragmented account base with no one customer accounting for more than 5% of its revenues for the year ended December 31, 1998. Furthermore, the Company's top 10 customers accounted for less than 25% of its revenues for the year ended December 31, 1998.

  In the United States, the Company sells to three customer segments: private practitioners, chain warehouses and wholesalers. There are approximately 17,100 private practitioners (MDs and ODs not affiliated with a retail chain) who fit the Company's products. In addition, the Company has distribution in over 10,000 retail chain locations, such as Cole National Corporation, LensCrafters, National Vision Association and Wal-Mart Stores, Inc., that advertise, promote and fill prescriptions for the Company's products. Wholesalers supply but do not fit the Company's lenses. The chart below illustrates the mix of distribution channels used by Wesley Jessen in the United States in 1998:

                       Net Sales by Distribution Channel
                         (as a percentage of net sales)

                                                                                 Percent of 1998
                                                                                 ---------------
              Distribution Channel                                                  U.S. Sales
              --------------------                                                  ----------
                    Private practitioners.........                                    54 %
                    Chain warehouses..............                                    14 %
                    Wholesalers...................                                    32 %
                                                                                      ---
                          Total                                                       100%
                                                                                      ===

  In Europe, key corporate accounts like Boots in the United Kingdom and Optic 2000 in France have selected the Company's lenses as their private label as well as offering its branded products. In Japan, the world's second largest contact lens market, the Company has a direct sales force and also has formed strategic relationships with several hard and soft contact lens manufacturers.

  The Barnes-Hind Acquisition provided Wesley Jessen with access to a new set of accounts and the opportunity to cross-sell existing product lines between Wesley Jessen's and Barnes-Hind's extensive customer bases.

Distribution

  The Company performs most warehousing, inventory management, order taking and order fulfillment functions in-house. The Company's fulfillment system provides the flexibility to receive, fill and ship orders as small as a single lens and as large as a full truckload. Approximately 8,500 orders are received daily, primarily by telephone and facsimile in nine customer service centers in North America, Europe, Japan, Argentina and Australia.

  In the U.S., approximately 68% of the Company's lenses are shipped primarily by common carriers directly to eyecare practitioners from distribution centers in Des Plaines, Illinois. The remaining 32% are shipped to wholesalers, who resell lenses to practitioners and mail-order houses. In several key markets outside the U.S., the Company sells and distributes lenses directly to eyecare practitioners. In other international markets, the Company serves customers through its network of independent distributors.

Competition

  The contact lens market is highly competitive. The Company faces competition from other companies within each segment of the contact lens market in which it operates. In the specialty segment of the market, the Company principally competes with divisions of large medical and pharmaceutical companies, including Ciba Vision (a division of Novartis Corporation) and Bausch & Lomb, Inc. as well as with smaller companies. To the extent the Company operates in the clear lens segment, it faces competition primarily from Vistakon (a division of Johnson & Johnson) and other large contact lens manufacturers such as Ciba Vision, Bausch & Lomb, Inc. and Ocular Sciences, Inc. Certain of the Company's competitors in each segment have lower costs of operations, products with enhanced features, substantially greater resources to invest in product development and customer support, greater vertical integration and greater access to financial and other resources than the Company. While the Company is the leading manufacturer and distributor of specialty contact lenses, the Company ranks fourth in the contact lens market overall in terms of net revenues. To a lesser extent, the Company also competes with manufacturers of eyeglasses and providers of other methods of vision correction, including refractive surgical procedures.

  Within the contact lens market, the Company believes that the principal competitive factors in the specialty segment include product innovation, brand awareness, product quality and price. Due to the manner in which contact lenses are distributed (i.e., through prescription), the Company also competes on the basis of its relationships and reputation with eyecare practitioners.

Suppliers

  The Company has a broad base of suppliers. The Company has qualified multiple vendors to supply substantially all of the materials used by the Company in its manufacturing processes and actively seeks to qualify new vendors to insure adequate access to such materials. The primary raw materials used by the Company in the production of contact lenses are specialty chemicals. For the year ended December 31, 1998, no supplier accounted for more than 5% of the Company's costs of goods sold.

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

Government Regulation

  The Company's products are generally regulated in the United States and in foreign countries as "medical devices." As a manufacturer of medical devices, the Company is subject to regulation in the United States by the Food and Drug Administration (the "FDA") and corresponding state and foreign regulatory agencies where the Company sells its products. These regulations generally govern the introduction of new medical devices, the maintenance of certain records, the tracking of devices and other matters. The regulatory environment in which the Company operates can be expensive, time-consuming and uncertain.

FDA Regulation

  Pursuant to the Federal Food, Drug and Cosmetic Act (the "FDC Act"), and the regulations promulgated thereunder, the FDA regulates the preclinical and clinical testing, manufacture, labeling, distribution, and promotion of medical devices.

  Noncompliance with applicable requirements can result in, among other things, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, failure of the government to grant premarket clearance or premarket approval ("PMA") for devices, withdrawal of marketing clearances or approvals and criminal prosecution. The FDA also has the authority to request the recall, repair, replacement or refund of the cost of any device manufactured or distributed by the Company.

  Under the FDC Act, clearance or approval by the FDA is required prior to the commercialization of a medical device. The FDA classifies medical devices as Class I, Class II or Class III, depending on the nature of the medical device and the existence in the market of any similar devices. The nature of the clearance or approval procedures is dependent on the classification of the medical device in question. Class I medical devices are subject to general controls, including labeling, premarket notification and adherence to the FDA's good manufacturing practice regulations ("GMP Regulations"). Class II medical devices are subject to general and special controls, including performance standards, postmarket surveillance, patient registries and FDA guidelines. Class III medical devices are those which must receive premarket approval by FDA to ensure their safety and effectiveness, are generally life-sustaining, life-supporting devices or implantable devices or new devices which have been found not to be substantially equivalent to currently marketed medical devices. The Company's products are generally regulated as Class II medical devices, with some products (extended wear lenses) regulated as Class III medical devices.

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

  The Company has made modifications to its devices which the Company believes do not require the submission of new 510(k) notices or PMA supplements. There can be no assurance, however, that the FDA would agree with any of the Company's determinations not to submit a new 510(k) notice or PMA supplement for any of these changes or would not require the Company to submit a new 510(k) notice or PMA supplement for any of the changes made to the device. If the FDA requires the Company to submit a new 510(k) notice or PMA supplement for any device modification, the Company may be prohibited from marketing the modified device until the 510(k) notice or PMA supplement is cleared by the FDA. There can be no assurance that future clearances or approvals, whether under the 510(k) clearance procedure or the PMA procedure, will be obtained in a timely fashion or at all. The failure to obtain such clearances or approvals in a timely fashion or at all, could have a material adverse effect on the Company's business, financial condition or results of operations.

  If human clinical trials of a device are required, whether for a 510(k) or a PMA, and the device presents a "significant risk," the sponsor of the trial (usually the manufacturer or the distributor of the device) is required to file an investigational device exemption ("IDE") application prior to commencing human clinical trials. IDE regulations generally require FDA approval and approval by an independent institutional review board before a clinical study may begin. Conforming with IDE regulations can add significant cost and/or delay to the process of obtaining FDA approval for a medical device. Submission of an application IDE does not give assurance that the FDA will approve the IDE application and, if it is approved, there can be no assurance that the FDA will determine that the data derived from these studies support the safety and efficacy of the device or warrant the continuation of clinical studies. Sponsors of clinical trials are permitted to sell investigational devices distributed in the course of the study provided such compensation does not exceed recovery of the costs of manufacture, research, development and handling. An IDE supplement must be submitted to and approved by the FDA before a sponsor or investigator may make a change to the investigational plan that may affect its scientific soundness or the rights, safety or welfare of human subjects.

  As a manufacturer of medical devices, the Company is required to register with the FDA and comply with the FDA's good manufacturing practice regulations. GMP Regulations require that the Company manufacture its products and maintain its manufacturing, testing and control activities records in a prescribed manner. Further, the Company is required to comply with FDA requirements for labeling and promoting its products. The Company is subject to periodic inspections by the FDA and can be subjected to a number of regulatory actions if it is found not to be in compliance with applicable laws and regulations. If the FDA believes that a company may not be operating in compliance with applicable laws and regulations, it can record its observations on a form FDA 483; place the company under observation and reinspect the facilities; institute proceedings to issue a warning letter apprising of violative conduct; detain or seize products; mandate a recall; enjoin future violations; and assess civil and criminal penalties against the company, its officers or its employees. In addition, clearances or approvals could be withdrawn in appropriate circumstances. Failure to comply with regulatory requirements or any adverse regulatory action could have a material adverse affect on the Company. On occasion, the Company has received notifications from the FDA of alleged deficiencies in the Company's compliance with FDA requirements. The Company's San Diego, California; Southampton, United Kingdom; Cidra, Puerto Rico; and Des Plaines, Illinois facilities have been inspected within the past two years. A form FDA 483 was issued. The Company responded and no follow up inspection was required. The Company does not expect such inspections to give rise to any material FDA compliance issues or to otherwise have a material adverse effect on the Company. On April 19, 1998, the FDA issued a warning letter challenging certain claims by the Company regarding Precision UV contact lenses. The Company responded by suspending use of the challenged materials. The Company later submitted to the FDA a PMA supplement and a 510(k) submission substantiating the claims. The Company also took additional steps to address the FDAs concerns. The PMA supplement and the 510(k) submission were approved by the FDA and the Company has resumed use of the claims. The Company does not expect any future action by the FDA regarding the warning letters.

  Manufacturers of medical devices for marketing in the United States must also comply with medical device reporting ("MDR") requirements that a firm report to FDA any incident in which its product may have caused or contributed to a death or serious injury, or in which its product malfunctioned and, if the malfunction were to recur, it would be likely to cause or contribute to a death or serious injury. Labeling and promotional activities are subject to scrutiny by the FDA and, in certain circumstances, by the FTC. Current FDA enforcement policy prohibits the marketing of approved medical devices for unapproved uses.

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

Employees

  As of December 31, 1998, the Company had approximately 2,690 full-time and part-time employees, including 1,767 in the United States (including Puerto
Rico), 766 in Europe, and 157 in the rest of the world. The Company has no collective bargaining agreements with any union and believes that its overall relations with employees are satisfactory.

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

Item 2.    Properties

  The Company's principal manufacturing facilities are located in Cidra, Puerto Rico; Des Plaines, Illinois; San Diego, California; and Southampton, United Kingdom. The Company's headquarters are located in Des Plaines, Illinois (a suburb of Chicago). In Europe, Barnes-Hind has consolidated warehouses and customer service centers into one distribution center in the United Kingdom and two customer service centers in the United Kingdom and France.

  The Company believes that substantially all of its property and production equipment is in good condition and that it has sufficient capability to meet its current and projected manufacturing and distribution needs for the foreseeable future. All of the Company's owned properties are subject to a mortgage as collateral under the Bank Credit Agreement. The following table describes the principal properties of the Company as of December 31, 1998:

                                                                                   Square
                                                                                  --------
Location                             Function                                     Footage      Owned/Leased
--------                             --------                                     --------     ------------
Des Plaines, Illinois                Corporate Headquarters/Disposable
                                     Manufacturing/R&D/Distribution                340,000         Owned
Des Plaines, Illinois                Distribution Center                            62,883        Leased
Chicago, Illinois                    Distribution Center (1)                        48,000        Leased
San Diego, California                Conventional Manufacturing                     19,000         Owned
San Diego, California                Conventional Manufacturing/Distribution        69,700        Leased
Atlanta, Georgia                     RGP Manufacturing                               7,200        Leased
Cidra, Puerto Rico                   Conventional Lens Manufacturing                65,000         Owned
Southampton, United Kingdom          Disposable Manufacturing/R&D                   66,200        Leased
Southampton, United Kingdom          Conventional Manufacturing                     12,250        Leased
Farnham, United Kingdom              RGP Manufacturing                               5,000        Leased
Chandlers Ford, United Kingdom       Conventional Manufacturing                     20,000        Leased
Eastleigh, United Kingdom            Distribution Center                            25,000        Leased
Mississauga, Ontario                 Sales Office/Distribution                       7,000        Leased
Rome, Italy                          Sales Office/Distribution                       7,750        Leased
Paris, France                        Sales Office                                   12,000        Leased
Sydney, Australia                    Sales Office/Distribution                       7,500        Leased
Sydney, Australia                    Manufacturing                                   7,050        Leased
Tokyo, Japan                         Sales Office/Distribution                       5,000        Leased
Madrid, Spain                        Sales Office/Distribution                       *            Leased
Rotterdam, Holland                   Sales Office                                    *            Leased
Sao Paulo, Brazil                    Sales Office/Distribution                       *            Leased
Munich, Germany                      Sales Office                                    *            Leased
Hong Kong                            Sales Office                                    *            Leased

Singapore                            Sales Office                                    *            Leased
Mexico City, Mexico                  Sales Office                                    *            Leased
Buenos Aires, Argentina              Manufacturing                                   *            Leased
Buenos Aires, Argentina              Sales Office/Distribution                       *            Leased

  *Less than 5,000 square feet.

(1) This facility  was sublet in September 1998

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

  San Diego, California. This 88,700 square foot facility produces the Company's CSI, Hydrocurve and Gentle Touch premium and toric lenses. Additionally, the facility is used for customer service and management information systems. The U.S. distribution function was transferred to the Des Plaines, Illinois facility in February, 1999. For additional information about the phase out of this facility, refer to Management's Discussion and Analysis of Financial Condition and Results of Operations.

  Southampton, United Kingdom. This 66,200 square foot facility was substantially completed in 1996 and supports production of the Company's Precision UV lenses.

Item 3.    Legal Proceedings

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

Item 4.    Submission of Matters to a Vote of Security-Holders

  No matters were submitted to a vote of the Company's security-holders in the fourth quarter of 1998.

Item 4A.  Executive Officers of the Registrant

     Name                                  Age     Position
     ----                                  ---     --------
      Kevin J. Ryan...................        59   Chairman of the Board, President, Chief
                                                   Executive Officer and Director
      Edward J. Kelley................        51   Vice President, Finance, Chief Financial
                                                   Officer and Director
      Raleigh S. Althisar, Jr.........        50   Vice President, Worldwide Manufacturing
      Ronald J. Artale................        48   Vice President and Controller
      Lawrence L. Chapoy..............        56   Vice President, Research & Development
      William M. Flynn................        40   Vice President, Pan Asia
      Joseph F. Foos..................        47   Vice President, Scientific Affairs
      George H. McCrary...............        56   Vice President, Americas
      Daniel M. Roussel...............        50   Vice President, Europe
      Thomas F. Steiner...............        53   Vice President, Marketing

  Kevin J. Ryan has served as President, Chief Executive Officer and a Director of the Company since June 1995 and was appointed Chairman of the Board in February 1999. From 1991 to 1995, Mr. Ryan was President of BioSource Genetics Corporation. From 1987 to 1990, Mr. Ryan served as President of the Barnes-Hind contact lens business; from 1983 to 1987, as President of Revlon VisionCare (a division of Revlon, Inc.); and from 1978 to 1983, as President of Barnes-Hind (then a part of Revlon VisionCare).

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

  William M. Flynn has served as the Vice President, Pan Asia of the Company since 1994. Prior to being named to his current position, Mr. Flynn served as International Finance Manager for two years and in other positions in the Finance Department of Schering-Plough Corporation for two years. In addition, Mr. Flynn held a variety of finance positions with Prudential Insurance Company of America and RCA Records.

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

                                    PART II

Item 5.    Market for the Registrant's Common Equity and Related Stockholder
Matters

Market Information

  The Common Stock is traded on the Nasdaq National Market ("Nasdaq") under the symbol "WJCO." The Common Stock commenced trading on February 13, 1997. The following table sets forth on a per share basis, the high and low bid sale prices per share for the Common Stock as reported by the Nasdaq for the period indicated:

                                                                                     High                      Low
                                                                                     ----                      ---
      1997:
       First Quarter (from February 13, 1997)...........................            $16.75                     $14.63
       Second Quarter...................................................             25.88                      13.00
       Third Quarter....................................................             31.00                      22.50
       Fourth Quarter...................................................             39.00                      26.25

      1998:
       First Quarter....................................................            $40.25                     $31.38
       Second Quarter...................................................             35.63                      18.19
       Third Quarter....................................................             26.38                      16.13
       Fourth Quarter...................................................             28.25                      16.13

Holders

  As of the close of business on March 18, 1999, there were approximately 3,099 holders of record of Common Stock. The Company believes that it has a significantly larger number of beneficial holders of Common Stock. A recent reported last sale price of the Common Stock on the Nasdaq is set forth on the cover page of this report.

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

Item 6.    Selected Financial Data

  The selected financial data presented below have been derived from the consolidated financial statements of the Company. The financial statements for each of the years in the five year period ended December 31, 1998 have been audited by PricewaterhouseCoopers LLP, independent accountants. This selected financial data should be read in conjunction with "Management's Discussion and Analysis of Results of Operations and Financial Condition" and the Company's Consolidated Financial Statements and Notes.

                                                       Predecessor                                 Company
                                                 -------------------------   -----------------------------------------------------

                                                 Twelve Months   January 1,     June 29,
                                                     Ended        through       through         Twelve Months Ended December 31,
                                                  December 31,    June 28,    December 31,    ------------------------------------
                                                      1994           1995          1995          1996         1997        1998
                                                  --------------------------------------------------------------------------------
Statements of Income
Net sales.......................................... $109,640      $ 51,019       $ 54,315      $156,752     $282,178     $292,259
Income (loss) before income taxes
   and extraordinary loss..........................  (57,421)      (22,544)       (33,737)       (4,108)      12,388       43,847
Income (loss) before extraordinary loss............  (30,486)      (13,143)       (19,715)       (1,071)       8,200       29,597
Extraordinary loss, net of income tax benefit......        -             -              -        (1,671)      (4,902)           -
Net income (loss)..................................  (30,486)      (13,143)       (19,715)       (2,742)       3,298       29,597

Income (loss) per common share:
  Basic
    Income (loss) before extraordinary loss........                              $ (1.37)      $ (0.07)     $   0.49     $   1.70
    Extraordinary loss, net of income tax benefit..                              $      -      $ (0.12)     $ (0.29)     $      -
    Net income (loss)..............................                              $ (1.37)      $ (0.19)     $   0.20     $   1.70

  Diluted
    Income (loss) before extraordinary loss........                              $ (1.37)      $ (0.07)     $   0.45     $   1.57
    Extraordinary loss, net of income tax benefit..                              $      -      $ (0.12)     $ (0.27)     $      -
    Net income (loss)..............................                              $ (1.37)      $ (0.19)     $   0.18     $   1.57

Balance Sheets:
Working capital.................................... $ 30,940                     $ 30,262      $ 77,747     $ 65,835     $ 83,717
Total assets.......................................  191,429                       67,330       180,600      173,076      204,518
Total debt.........................................        -                       42,000       102,975       57,000       69,000
Stockholders' equity (deficit).....................  173,409                      (12,190)      (13,292)      36,846       49,952

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

  Wesley Jessen is the leading worldwide developer, manufacturer and marketer of specialty soft contact lenses, based on its share of the specialty lens market. The Company's products include cosmetic lenses, which change or enhance the wearer's eye color appearance; toric lenses, which correct vision for people with astigmatism; and premium lenses, which offer value-added features such as improved comfort for dry eyes and protection from UV light. Founded in 1946 by pioneers in the contact lens industry, the Company has a long-standing reputation for innovation and new product introductions. Wesley Jessen develops technology, manufacturing processes and products through a combination of its in-house staff of more than 100 engineers and scientists and Company-sponsored research by third-party experts. The Company markets and sells its products to consumers through the second largest advertising campaign in the industry and to eyecare practitioners through its 211 person salesforce and network of independent distributors, which together sell the Company's products in more than 75 countries.

Wesley Jessen Acquisition

  On June 29, 1995, Bain Capital, together with new and certain then-existing members of management, acquired the Wesley Jessen contact lens business from Schering-Plough Corporation (the "Wesley Jessen Acquisition"). The cash purchase price in the Wesley Jessen Acquisition of $47.0 million (plus fees and expenses of $3.5 million) was funded with $7.5 million of equity and $43.0 million of borrowings under a bank credit agreement. The aggregate purchase price in the Wesley Jessen Acquisition, including assumed liabilities, was $76.6 million. The Wesley Jessen Acquisition was accounted for under the purchase method of accounting. As a result of the Wesley Jessen Acquisition, the Company recognized a significant non-cash increase in cost of goods sold of $6.6 million in 1996 related to the amortization of Wesley Jessen purchased inventory step-up to fair value at the acquisition date. An adjustment for this non-recurring charge has been reflected in the pro forma column of the Company's Unaudited Statement of Operations Data. See "Results of Operations."

Barnes-Hind Acquisition

  On October 2, 1996, the Company acquired the contact lens business of Pilkington plc, operating as the Pilkington Barnes Hind Group (the "Barnes-Hind Acquisition"). The Barnes-Hind Acquisition was completed for a total purchase price of $117.6 million, consisting of cash paid of $62.3 million and liabilities assumed of $55.3 million. In addition, the Company paid acquisition-related fees and expenses of $4.4 million. The acquisition was financed through borrowings on the Company's then-existing credit agreement and a $5.0 million seller note.

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

  In connection with the Barnes-Hind Acquisition, the Company identified significant operating synergies and substantial cost saving opportunities. The Company has completed the majority of its initial cost reduction measures which, as expected, have improved the Company's operating results. The Company announced the closing of its manufacturing operations in San Diego, California, expected to be substantially completed by March, 2000, with a shift of conventional lens production to its plant in Cidra, Puerto Rico. The Company believes this consolidation of facilities will generate additional cost savings and further operating leverage. However, there can be no assurance that the Company will be able to achieve such cost savings in future periods.

  As a result of the Barnes-Hind Acquisition, the Company incurred significant non-recurring charges as follows: (i) a non-cash increase in cost of goods sold of $14.1 million in 1996 and $22.7 million in 1997 related to the amortization of the Barnes-Hind purchased inventory step-up to fair value at the acquisition date; and (ii) extraordinary debt extinguishment costs of $2.8 million ($1.7 million, net of income tax benefit) in 1996 related to the write-off of capitalized financing fees incurred in connection with the refinancing of the Company's then- existing credit agreement. Adjustments for these non-recurring charges and expected cost savings related to the reduction of certain operating expenses including the consolidation of corporate offices, a reduction in the number of corporate level employees and related expenses and the curtailment of certain manufacturing activities have been reflected in the pro forma columns of the Company's Unaudited Statement of Operations Data. See "Results of Operations."

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

  Interest expense reductions as if the IPO had occurred on January 1, 1996 are reflected in the pro forma columns of the Company's Unaudited Statement of Operations Data. See "Results of Operations." However, there can be no assurance that the Company's interest expense will not increase in future periods either as a result of increased borrowings or higher interest rates.

Results of Operations

  The Wesley Jessen and Barnes-Hind Acquisitions occurred on June 29, 1995 and October 2, 1996, respectively. Because of the revaluation of the assets and liabilities, the related impact on cost of sales and expenses and the several cost-reduction and operating improvements undertaken in connection with such Acquisitions, the financial statements of the Company for the years ended December 31, 1998, 1997 and 1996 are not comparable. In addition, the Company completed its IPO in February, 1997, which had a significant impact on the Company's on-going interest expense. To improve the comparability of the Company's last three fiscal years, and to assist the reader in better understanding the changes in the Company's operations over such periods, the Company has set forth below certain pro forma operating results for the years ended December 31, 1996 and 1997 giving effect to the cost-reduction and operating improvements as if such transactions occurred on January 1, 1996. The pro forma adjustments are set forth in the notes to the table. The pro forma information included herein for the prior year periods is presented for informational purposes only and should not be viewed as a substitute for the Company's results of operations calculated in accordance with generally accepted accounting principles. In addition, the following pro forma information does not purport to represent the results of operations of the Company had such transactions in fact occurred on such date, nor does it purport to be indicative of the results of operations of any future periods. The following pro forma information should be read in conjunction with the Consolidated Financial Statements of the Company included herein.

                     Unaudited Statement of Operations Data
                     (in thousands, except per share data)

                                                             Twelve Months Ended December 31,
                                           -----------------------------------------------------------------
                                               Actual      Pro Forma      Actual      Pro Forma      Actual
                                                1998        1997(a)        1997        1996(b)        1996
                                           -----------------------------------------------------------------

Net sales..................................   $292,259     $282,178      $282,178     $249,999      $156,752
Operating costs and expenses:
    Cost of goods sold.....................     90,471       92,780       115,446       86,568        63,858
    Marketing and administrative...........    143,309      136,565       137,650      127,030        88,274
    Research and development...............     10,818       11,997        11,997       12,050         7,178
    Amortization of goodwill, net..........       (997)        (862)         (862)        (784)         (784)
                                           -----------------------------------------------------------------
    Income (loss) from operations..........     48,658       41,698        17,947       25,135        (1,774)
Other (income) expense:
    Interest expense, net..................      4,811        5,148         5,559        5,809         5,385
    Other income, net......................                       -             -       (3,051)       (3,051)
                                           -----------------------------------------------------------------
Income (loss) before income taxes
 and extraordinary loss....................     43,847       36,550        12,388       22,377        (4,108)
Income tax (expense) benefit...............    (14,250)     (12,244)       (4,188)      (7,608)        3,037
                                           -----------------------------------------------------------------
Income (loss) before extraordinary loss....     29,597       24,306         8,200       14,769        (1,071)
Extraordinary loss, net of related
 income tax benefit........................          -            -        (4,902)           -        (1,671)
                                           -----------------------------------------------------------------
Net income (loss)..........................   $ 29,597     $ 24,306      $  3,298     $ 14,769      $ (2,742)
                                           =================================================================

Net income (loss) per common share:
   Basic...................................      $1.70        $1.40         $0.20        $0.85        $(0.19)
                                           =================================================================
   Diluted.................................      $1.57        $1.29         $0.18        $0.79        $(0.19)
                                           =================================================================
Weighted average common shares outstanding:
   Basic...................................     17,432       17,302        16,898       17,459        14,638
                                           =================================================================
   Diluted.................................     18,904       18,856        18,451       18,684        14,638
                                           =================================================================

(a) The pro forma results include adjustments for (i) the elimination of inventory step-up amortization of $22,666; (ii) the cost savings of $1,085 relating to the reduction of certain operating expenses including the consolidation of corporate offices, a reduction in the number of corporate-level employees and related expenses, and the curtailment of certain manufacturing activities; (iii) the net decrease in interest expense of $411 associated with the refinancing in connection with the IPO; (iv) the elimination of the extraordinary write-off of capitalized financing fees of $4,902; and (v) the adjusted income tax expense resulting from the preceding adjustments at an effective income tax rate of 33.5%.

(b) The pro forma results comprise the Wesley Jessen operations and the Barnes-Hind operations and include adjustments for: (i) the divestiture of the U.S. Natural Touch product line of $1,039; (ii) the elimination of inventory step-up amortization of $20,706; (iii) the net reduction in depreciation and amortization expense of $2,876 as a result of the Company's application of purchase accounting; (iv) the net cost savings of $20,712 relating to the reduction of certain operating expenses including the consolidation of corporate offices, a reduction in the number of corporate-level employees and related expenses, and the curtailment of certain manufacturing activities; (v) the net increase in interest expense associated with the financing of the Barnes-Hind Acquisition and the refinancing in connection with the IPO of $386; (vi) the elimination of the extraordinary write-off of capitalized financing fees of $1,671; and (vii) the adjusted income tax expense resulting from the preceding adjustments at an effective income tax rate of 34%.

Year Ended December 31, 1998 Compared to Pro Forma Year Ended December 31, 1997 (Unaudited)

  Net sales for the year ended December 31, 1998 increased $10.1 million, or 3.6%, to $292.3 million from $282.2 million for the year ended December 31, 1997. This increase resulted primarily from 27.3% growth in the sales of disposable and planned replacement contact lenses, from $98.0 million to $124.8 million, offset by a 9.1% decline in the sales of conventional lenses, from $184.1 million to $167.4 million. Sales of disposable and planned replacement lenses grew 40.4% in the U.S. and 15.0% internationally while sales of conventional lenses fell 8.4% domestically and 10.2% in the rest of the world. For the year, total U.S. sales increased 6.1% while international sales were flat. The sales returns and allowances reserve increased slightly from $10.4 million at December 31,

1997 to $10.6 million at December 31, 1998. This increase resulted primarily from a price rebate provision, which was only partially offset by lower distributor return reserve requirements in the current year.

  Gross profit for the year ended December 31, 1998 increased $12.4 million, or 6.5%, to $201.8 million from $189.4 million in the comparable 1997 period. Gross margin improved 1.9% to 69.0% in 1998, reflecting sales-driven increases in production of the high margin disposable and planned replacement lenses, as well as cost savings from improved plant utilization and other operating efficiencies including those associated with benefits of consolidation.

  Marketing and administrative expenses increased by $6.7 million, or 4.9%, to $143.3 million in 1998 from $136.6 million in 1997. As a percentage of net sales, marketing and administrative expenses increased to 49.0% in 1998 from 48.4% in 1997. This increase was largely due to added promotional spending to support the launch of the FreshLook toric lens and the market expansion of the disposable and planned replacement product lines, along with higher performance related compensation expenses.

  Research and development expenses for 1998 decreased by $1.2 million, or 9.8%, to $10.8 million from $12.0 million in 1997. As a percentage of net sales, research and development expenses declined to 3.7% from 4.3% in the prior year period. The decrease was driven by the realization of operational synergies related to the Barnes-Hind Acquisition, successful completion of various production-related development projects and non-recurring development efforts in 1997.

  Amortization of goodwill increased by $0.1 million, or 15.7%, to $1.0 million in 1998 from $0.9 million in 1997 due to the impact on negative goodwill of the purchase price reduction, pension valuation and integration of cost estimate changes related to the Barnes-Hind Acquisition.

  Interest expense, net decreased 6.5% to $4.8 million in 1998 from $5.1 million in 1997 due to the paydown of debt throughout 1997 and early 1998 with proceeds from the offerings and funds generated from operations.

  Net income for the year ended December 31, 1998 increased by $5.3 million to $29.6 million from $24.3 million for the year ended December 31, 1997 due to improvement in gross margin partially offset by higher spending in marketing and administrative expenses and a more favorable year-over-year effective tax rate.

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

  Interest expense, net decreased 11.4% to $5.1 million in 1997 from $5.8 million in 1996 due to the paydown of debt with proceeds from the offerings as well as interest income earned on the promissory note receivable related to the sale of the Company's Natural Touch product line.

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

Liquidity and Capital Resources

  The Company finances its operations primarily through funds provided from
operations and through borrowings under its revolving credit facility.   For the
year ended December 31, 1998, the Company provided approximately $31.2 million in cash from operating activities. This source of funds resulted from improved profitability, along with higher income taxes payable and accounts payable balances, partially offset by increased inventory and accounts receivable levels. For the year ended December 31, 1997, the Company provided approximately $6.9 million in cash from operating activities, primarily as a result of increases in profitability (giving effect to the inventory step-up amortization and the extraordinary loss), partially offset by working capital requirements and payments under the plan to integrate the Barnes-Hind operations. For the year ended December 31, 1996, the Company provided approximately $19.2 million in cash from operating activities, primarily as a result of increases in profitability (giving effect to the inventory step-up amortization), a decrease in accounts receivable and increases in income taxes payable and accrued liabilities offset by a decrease in accounts payable.
Since December 31, 1997, the Company has additional borrowings of $12.0 million, which were used to fund capital expenditures, recent acquisitions and a portion of the share repurchase program.

  For the years ended December 31, 1998, 1997 and 1996, the Company made capital expenditures of approximately $17.2 million, $16.3 million and $6.6 million, respectively. The majority of these capital expenditures were for facility and equipment improvement, information technology enhancements and site consolidations. The Company anticipates additional capital expenditures of approximately $27.0 million to be made throughout 1999 to expand production capacity, further consolidate locations, and improve management information systems. The Company expects to fund these capital expenditures primarily by cash generated from operating activities and borrowings under its revolving credit facility.

  As a result of the Barnes-Hind Acquisition, the Company expects to incur integration costs of approximately $20.4 million, principally for severance costs and lease expenses on vacated premises. Management expects that this restructuring will be substantially completed by March, 2000. As of December 31, 1998, the Company has paid $12.5 million of these integration costs.

  Effective July 29, 1998, the Company entered into the First Amendment and Consent of the Amended Bank Credit Agreement to increase the borrowing availability under the revolving credit facility to $170.0 million and to permit the repurchase of a maximum of $35.0 million of the Company's common stock. See "Share Repurchase Program".

  As of December 31, 1998, the Company had approximately $101.0 million in borrowing availability under the revolving credit facility portion of the Amended Bank Credit Agreement. The Amended Bank Credit Agreement imposes certain restrictions on the Company, including restrictions on its ability to incur indebtedness, declare dividends or other distributions, make investments and capital expenditures, grant liens, sell its assets and engage in certain other activities. In addition, the indebtedness of the Company under the Amended Bank Credit Agreement is secured by substantially all of the assets of the Company, including the Company's real and personal property, inventory, accounts receivable, intellectual property and other tangible assets.

  Management believes that, based on current levels of operations and anticipated internal growth, cash flow from operations, together with other available sources of funds including borrowings under the Amended Bank Credit Agreement and cash on hand at December 31, 1998, of $8.9 million, will be adequate over the next twelve months to make required payments of principal and interest on the Company's indebtedness, to fund anticipated capital expenditures and working capital requirements, including the aforementioned restructuring and integration costs, and to enable the Company and its subsidiaries to comply with the terms of their debt agreements. However, actual capital requirements may change, particularly as a result of any acquisitions the Company may pursue. The ability of the Company to meet its debt service obligations and reduce its total debt will be dependent upon the future performance of the Company and its subsidiaries which, in turn, will be subject to general economic conditions and to financial, business and other factors, including factors beyond the Company's control. A significant portion of the consolidated debt of the Company bears interest at floating rates; therefore, the Company's financial condition is and will continue to be affected by changes in prevailing interest rates. In December, 1996, the Company purchased an interest rate cap on $35.0 million notional principal amount at a fixed rate of 8.5%, which expires on December 31, 1999. The cap is intended to provide partial protection from potential exposure relating to the Company's variable rate debt instruments.

  Approximately 42% of the Company's net sales for the year ended December 31, 1998 were to international customers and the Company expects that sales to international customers will continue to represent a material portion of its net sales. Historically, fluctuations in foreign currency exchange rates have had only a minor impact on the Company's results of operations and the Company does not expect such fluctuations to be material in the foreseeable future.

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

Recent Acquisitions

   On June 26, 1998, the Company acquired the operations of Plastic Contact Lens Argentina SAIC (PCL) from its sole shareholder. On July 31, 1998, the Company, through its Australian subsidiary, executed a purchase agreement to acquire certain assets and assume certain liabilities of Eycon Lens Laboratories, Pty, Ltd. from its shareholders. The total adjusted purchase price for both acquisitions of approximately $2.7 million (plus additional fees and expenses of $0.3 million) was funded with existing liquidity. The Company has accounted for the acquisitions under the purchase method of accounting.

Inflation

  Management believes that inflation has not had a material impact on results of operations for the Company during the three years ended December 31, 1998.

Recently Issued Accounting Pronouncements

    Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" issued in June, 1998, establishes accounting and reporting standards for derivative instruments and for hedging activities. Amending SFAS 52, "Foreign Currency Translation" and SFAS 107, "Disclosures about Fair Value of Financial Instruments" and superceding SFAS 80, "Accounting for Futures Contracts," SFAS 105, "Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk" and SFAS 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments," SFAS 133 requires the recognition of all derivatives as either assets or liabilities in the statement of financial position and measurement of those instruments at fair value. This Statement is effective for fiscal quarters of fiscal years beginning after June 15, 1999 and does not permit retroactive application to prior period financial statements. The Company expects to adopt this Statement in its financial statements for the year ending December 31, 2000. This Statement is not expected to have a material impact on the Company's financial statements.

Year 2000

    The Company utilizes and relies upon computer technology in many facets of its operations, such as in the manufacture of contact lenses, the distribution of lenses to customers, the arrangement of credit in connection with the purchase of goods and the internal and external reporting of financial and operational information. The technologies employed by the Company throughout its operation include hardware and software as well as microprocessors and other electronic devices which are components of production equipment ("embedded chips"). In the past, certain computer programs were written using two digits rather than four to define the applicable year. Consequently, any of the Company's systems and equipment that involve the use of time-sensitive software programmed in that manner may recognize a date identified as "00" as the year "1900" rather than "2000", which could result in miscalculations or system failures. This is commonly referred to as the "Year 2000" or "Y2K" issue.

    The Company has undertaken a global approach to addressing the Year 2000 issue. Thus far, the Company has identified the areas of its operations in which the Year 2000 issue may arise and conducted a global survey of all personal computer, software and other essential equipment to identify components that must be modified or replaced. A formal plan has been established to acquire new and repair existing Company personal computers and associated software by June, 1999. An assessment of manufacturing equipment and software
has been completed.   Mainframe system software modifications are progressing
according to plan and, in instances where critical, are being tested. In addition, the Company has initiated written communications with significant suppliers and all banking institutions with which the Company has financial arrangements to determine the extent to which the Company's systems and operations are vulnerable to those third parties' failures to remediate their Year 2000 compliance problems. The Company's global steering committee meets bi-weekly to monitor the progress of testing all Company Information Technology ("IT") and relevant non-IT systems, to establish milestones for completion of specific Year 2000-related tasks throughout the Company's facilities, and to supervise generally the measures taken by the Company to address the Year 2000 issue.

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

  The Company is using both internal and external resources to identify and test systems for Year 2000 compliance and to modify or replace them where necessary. To assure Year 2000 compliance, the Company has made commitments of $1.9 million to date, of which $0.8 million has been spent in 1998, and has projected commitments of $1.8 million in future periods. The majority of these costs will be expensed as incurred, with the remainder treated as capital expenditures. Costs related to Year 2000 compliance were not significant in prior years.

    At this time, management is unable to estimate the effect of noncompliance with the Year 2000 issue on the Company's results of operations, liquidity and financial condition beyond the belief that noncompliance would be material in nature. To mitigate the potential risk related to unsuccessful remediation on either the part of the Company or its significant suppliers or bankers, a contingency plan is being developed and is scheduled for completion by June 30, 1999.

Conversion to Euro Currency

    On January 1, 1999, eleven member countries of the European Union established fixed conversion rates between their existing currencies ("legacy currencies") and one common currency - the euro. The conversion to the euro will eliminate currency exchange risk between member countries. Beginning in January, 2002, new euro-denominated bills and coins will be issued, and legacy currencies will be withdrawn from circulation. The transition period for the introduction of the euro will be between January 1, 1999 and June 30, 2002.

    The Company conducts business in some member countries affected. The more important issues facing the Company include: converting information technology systems; negotiating and amending business agreements and contracts; processing tax and accounting records; and potentially the competitive impact of cross-border price transparency. The Company's operating subsidiaries affected by the euro currency conversion are addressing the issues involved, currently with preliminary emphasis on order processing, banking and assessment of financial systems. Due to the uncertainties involved, the issue of one common currency's effect on pricing and its impact on results of operations cannot be reasonably estimated at this time.

    Based on our work to date, we believe the euro currency conversion will not have a material impact on the Company's consolidated financial condition and results of operations.

Forward-Looking Statements

    The Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended (the "Securities Act"). Such forward-looking statements are based on the beliefs of the Company's management as well as on assumptions made by and information currently available to the Company at the time such statements were made. When used in this MD&A, the words "anticipate," "believe," "estimate," "expect," "intends," and similar expressions, as they relate to the Company are intended to identify forward-looking statements, which include statements relating to, among other things,
(i) the ability of the Company to continue to compete successfully in the contact lens market; (ii) the anticipated benefits from new product introductions; (iii) the completion of the integration of Barnes-Hind with the Company; (iv) the strategic benefits of the Barnes-Hind Acquisition; (v) the continued effectiveness of the Company's sales and marketing strategy; (vi) the ability of the Company to continue to successfully develop and launch new products; (vii) the timely resolution of the Year 2000 issue by the Company and
its suppliers; and  (viii) the Euro conversion.   Actual results could differ
materially from those projected in the forward-looking statements as a result of the matters discussed herein and certain economic and business factors, some of which may be beyond the control of the Company.

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk

  The Company is primarily exposed to market risks that relate to interest rates and foreign currency exchange rates. The Company attempts to manage these risks to an acceptable level based on management's judgment of the appropriate trade-off between risk, opportunity and costs. Selectively, the Company enters into interest rate caps and foreign currency forward exchange contracts to manage market risks. The Company does not hold financial instruments for trading or speculative purposes.

  Foreign currency exchange rate risk

  The Company uses forward exchange contracts to minimize the effects of foreign currency fluctuations between the British Pound Sterling and the Japanese Yen. These contracts are used to hedge certain intercompany amounts owed, and the notional amounts and fair values of those contracts were not material at December 31, 1998.

  Interest rate risk

  Virtually all of the Company's debt bears interest at floating rates, approximately 6% at December 31, 1998. Therefore, increases and decreases in interest rates have significant impact on the Company's overall profitability, but do not have a significant impact on the fair value of the debt overall. A 10% increase in the interest rate would increase the Company's interest expense by approximately 10%, or $544,000. The Company purchased an interest rate cap of 8.5% on $35.0 million of notional principal amount in order to partially offset adverse impacts of potential interest rate increases. The Company currently does not expect to incur any expense or receive any significant benefit from the interest rate cap because of the large difference between the current interest rate and the interest rate cap.

Item 8.    Financial Statements and Supplementary Data

  The information required by Item 8 is set forth on pages 33 through 55 of this Form 10-K. The supplementary financial information required by Item 302 of Regulation S-K is set forth on page 56 of this Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

  None.

                                     PART III

Item 10.    Directors and Executive Officers of the Registrant

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

Item 11.    Executive Compensation

  Information with respect to executive compensation is set forth in the Proxy Statement under the heading "Compensation of Executive Officers," which information is incorporated herein by reference (except for the Compensation Committee Report on Executive Compensation and the Performance Graph).

Item 12.    Security Ownership of Certain Beneficial Owners and Management

  Information with respect to security ownership of certain beneficial owners and management is set forth in the Proxy Statement under the heading "Beneficial Ownership of Common Stock," which information is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions

  Information with respect to certain relationships and related transactions is set forth in the Proxy Statements under the headings "Election of Directors-- Compensation Committee Interlocks and Insider Participation" and "Election of Directors--Certain Relationships and Related Trasnsactions," which information is incorporated herein by reference.

                                    PART IV

Item 14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a) The following documents are filed as part of this report:

         1. Financial Statements. The following consolidated financial statements of the Company and the report of the independent auditors thereon, are included in this Form 10-K on pages 33 through 55:

              Report of Independent Accountants

              Consolidated Statements of Operations of the Company for the years ended December 31, 1998, 1997 and 1996

              Consolidated Balance Sheets of the Company at December 31, 1998
                   and 1997

              Consolidated Statements of Cash Flows of the Company for the years ended December 31, 1998, 1997 and 1996

              Consolidated Statements of Changes in Stockholders' Equity of the
                   Company for the years ended December 31, 1996, 1997 and 1998

              Notes to Consolidated Financial Statements

         2.   Supplemental Unaudited Financial Data.  Quarterly Financial Data

         3. Financial Statement Schedules. The following financial statement schedule of the Company for the years ended December 31, 1996, 1997 and 1998 is included in the

        Form 10-K on page 58.

Schedule No.       Description                                Page No.
------------       -----------                                --------
Schedule II        Valuation and Qualifying Accounts          58

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

Exhibit  No.          Exhibit
------------  --------------------------------------------------
2.1 Purchase and Sale Agreement, dated as of May 5, 1995, between Schering Corporation and WJ Acquisition Corp. +(1)

2.2 Agreement for Purchase and Sale, dated as of July 5, 1996, between the Company and Pilkington plc. +(1)

3.1(i)        Amended and Restated Certificate of Incorporation. (2)

3.1(ii)       Amended and Restated By-laws. (2)

4.1 Certificate representing shares of Common Stock, $0.01 par value per share. (1)

4.2 Stockholders Agreement, dated October 22, 1996, among the Company and the stockholders named therein. (1)

4.3 Amended and Restated Registration Agreement, dated as of October 22, 1996 between the Company and the stockholders named therein.
              (1)

4.4 Credit Agreement, dated as of February 19, 1997 and as amended as of September 10, 1997, among Wesley Jessen VisionCare, Inc., Wesley-Jessen Corporation, various lending institutions and Bankers Trust Company, as agent. +(3)

4.5 Security Agreement, dated as of February 19, 1997, among Wesley Jessen VisionCare, Inc., Wesley-Jessen Corporation, certain other subsidiaries of Wesley Jessen VisionCare, Inc. and Bankers Trust Company, as Collateral Agent. +(2)

4.6 Pledge Agreement, dated as of February 19, 1997, by Wesley Jessen VisionCare, Inc., Wesley-Jessen Corporation and certain other subsidiaries of Wesley Jessen VisionCare, Inc. in favor of Bankers Trust Company, as Collateral Trustee and Agent. +(2)

4.7 Subsidiary Guaranty, dated as of February 19, 1997, made by each subsidiary of Wesley-Jessen Corporation named therein and Bankers Trust Company, as Agent. (2)

Exhibit No.           Exhibit
-----------   ------------------------------------------------------
4.8           Subordinated seller's note, dated as of October 2, 1996, by
              Wesley-Jessen Corporation in favor of Pilkington plc. (1)

10.1          Wesley Jessen VisionCare, Inc. 1997 Stock Incentive Plan. (2)*

10.2          Wesley Jessen VisionCare, Inc. Non-Employee Director Stock Option
              Plan. (2)*

10.3 Amended and Restated Advisory Agreement, dated as of October 2, 1996, between Wesley-Jessen Corporation and Bain Capital, Inc. (1)

10.4 Stock Purchase Agreement, dated as of June 28, 1995, among Wesley-Jessen Holding, Inc. and the various purchasers named therein. (1)

10.5 Agreement, dated as of December 21, 1992, between Wesley-Jessen Corporation and Tech Medical Inc, regarding casting cups, as amended. (1)*

10.6 Employment Agreement, dated June 28, 1995 between the Company and Kevin J. Ryan. (1)*

10.7 Employment Agreement, dated June 28, 1995 between the Company and Edward J. Kelley. (1)*

10.8          Wesley-Jessen Holding, Inc. 1995 Stock Purchase and Option Plan.
              (1)*

10.9          Wesley-Jessen Holding, Inc. 1996 Stock Option Plan. (1)*

10.10 Management Agreement, effective as of June 28, 1995 and dated as of April 5, 1996, by and between the Company and Kevin J. Ryan (with an attached schedule setting forth the terms of other Named Executives). (1)*

10.11 Indemnification Agreement, dated as of March 4, 1997 and effective as of February 12, 1997, between Kevin J. Ryan and the Company with an attached schedule listing the other officers and directors who entered into such an agreement. (2)*

10.12 Lease agreements relating to the Company's Southampton, United Kingdom manufacturing facility. (1)

10.13 Lease agreements relating to the Company's San Diego, California manufacturing facility. (1)

10.14         Wesley-Jessen Corporation Professional Incentive Program (1996).
              (1)*

10.15         Wesley Jessen VisionCare, Inc. Employee Stock Discount Purchase
              Plan. (2)*

10.16 Asset Purchase Agreement, dated as of January 24, 1997 by and among Wesley-Jessen Corporation, PBH, Inc. and The Cooper Companies, Inc. +(2)

10.17         Unsecured promissory note, dated as of May 7, 1997, by Kevin J.
              Ryan in favor of Wesley-Jessen Corporation. (4)

Exhibit No.           Exhibit
-----------   ------------------------------------------------------
11.1          Earnings Per  Share.

21.1          Subsidiaries of the Company. (1)

23.1          Consent of  PricewaterhouseCoopers LLP.

27.1          Financial Data Schedule.
--------------

(1) Incorporated by reference to the applicable exhibit to the Registrant's Registration Statement on Form S-1, Registration No. 333-17353.
(2) Incorporated by reference to the applicable exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 29, 1997, File No. 0-22033.
(3) Incorporated by reference to the applicable exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 27, 1997, File No. 0-22033
(4) Incorporated by reference to the applicable exhibit to the Registrant's Registration Statement on Form S-1, Registration No. 333-32493.
+ The Company agrees to furnish supplementally to the Commission a copy of any omitted schedule or exhibit to such agreement upon request by the Commission.

* Management contract, compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of this report.

(b) Reports on Form 8-K.

    None

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Wesley Jessen VisionCare, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of cash flows and of changes in stockholders' equity present fairly, in all material respects, the financial position of Wesley Jessen VisionCare, Inc. and its subsidiaries (the "Company") at December 31, 1998 and 1997 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PricewaterhouseCoopers LLP

Chicago, Illinois
February 23, 1999

                        WESLEY JESSEN VISIONCARE, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (in thousands, except per share amounts)


                                                                                              Twelve Months Ended
                                                                     -------------------------------------------------------
                                                                         December 31,        December 31,       December 31,
                                                                             1998                1997               1996
                                                                     -------------------    ---------------    -------------

Net sales............................................................         $292,259           $282,178           $156,752
                                                                     -------------------    ---------------    -------------

Operating costs and expenses:
    Cost of goods sold...............................................           90,471             92,780             43,152
    Cost of goods sold - inventory step-up...........................                -             22,666             20,706
    Marketing and administrative.....................................          143,309            137,650             88,274
    Research and development.........................................           10,818             11,997              7,178
    Amortization of goodwill, net....................................             (997)              (862)              (784)
                                                                     -------------------    ---------------    -------------
Income (loss) from operations........................................           48,658             17,947             (1,774)

Other (income) expense:
    Interest income..................................................             (633)              (522)                 -
    Interest expense.................................................            5,444              6,081              5,385
    Other income, net................................................                -                  -             (3,051)
                                                                     -------------------    ---------------    -------------
Income (loss) before income taxes and extraordinary loss.............           43,847             12,388             (4,108)
Income tax benefit (expense).........................................          (14,250)            (4,188)             3,037
                                                                     -------------------    ---------------    -------------
Income (loss) before extraordinary loss..............................           29,597              8,200             (1,071)
Extraordinary loss, net of related income tax benefit
   of $2,526 in 1997 and $1,093 in 1996..............................                -             (4,902)            (1,671)
                                                                     -------------------    ---------------    -------------
Net income (loss)....................................................         $ 29,597           $  3,298           $ (2,742)
                                                                     ===================    ===============    =============

Income (loss) per common share:
  Basic
    Income (loss) before extraordinary loss..........................         $   1.70           $   0.49           $  (0.07)
    Extraordinary loss, net of income tax benefit....................         $      -           $  (0.29)          $  (0.12)
    Net income (loss)................................................         $   1.70           $   0.20           $  (0.19)

  Diluted
    Income (loss) before extraordinary loss..........................         $   1.57           $   0.45           $  (0.07)
    Extraordinary loss, net of income tax benefit....................         $      -           $  (0.27)          $  (0.12)
    Net income (loss)................................................         $   1.57           $   0.18           $  (0.19)


Weighted average common shares outstanding
  Basic..............................................................           17,432             16,898             14,638
  Diluted............................................................           18,904             18,451             14,638


The accompanying notes are an integral part of these financial statements.

                        WESLEY JESSEN VISIONCARE, INC.
                          CONSOLIDATED BALANCE SHEETS
                     (in thousands, except share amounts)


                                                                                               December 31,
                                                                                     -------------------------------
                                                                                           1998              1997
                                                                                     ---------------    ------------
                                  ASSETS
                                  ------
Current assets:
    Cash and cash equivalents........................................................       $  8,859        $  4,759
    Accounts receivable - trade, net (Note 5)........................................         47,363          42,642
    Other receivables................................................................          6,840           4,773
    Inventories......................................................................         62,055          49,262
    Deferred income taxes............................................................         18,602          18,102
    Prepaid expenses.................................................................          6,977           7,675
    Assets held for sale.............................................................          1,222           1,222
                                                                                     ---------------    ------------
          Total current assets.......................................................        151,918         128,435
                                                                                     ---------------    ------------
Property, plant and equipment, net...................................................         36,338          21,480
Other assets.........................................................................          6,011           6,894
Deferred income taxes................................................................          3,528          10,838
Notes receivable.....................................................................          1,803           2,773
Goodwill, net........................................................................          2,569               -
Capitalized financing fees, net......................................................          2,351           2,656
                                                                                     ---------------    ------------
          Total assets...............................................................       $204,518        $173,076
                                                                                     ===============    ============

               LIABILITIES AND STOCKHOLDERS' EQUITY
               ------------------------------------

Current liabilities:
    Trade accounts payable...........................................................       $ 17,689        $ 14,229
    Accrued compensation and benefits................................................         25,565          19,806
    Accrued advertising..............................................................          4,060           4,113
    Other accrued liabilities........................................................          9,744          11,212
    Transition reserve...............................................................          7,886          11,225
    Income taxes payable.............................................................          3,257           2,015
                                                                                     ---------------    ------------
          Total current liabilities..................................................         68,201          62,600
                                                                                     ---------------    ------------
Negative goodwill, net...............................................................         12,587          13,681
Long term debt.......................................................................         69,000          57,000
Other liabilities....................................................................          4,778           2,949
                                                                                     ---------------    ------------
          Total liabilities..........................................................        154,566         136,230
                                                                                     ---------------    ------------
Commitments and contingencies (Note 13)                                                            -               -
Stockholders' equity
    Common stock, $.01 par value, 50,000,000 shares authorized, 16,994,884 and 17,736,011  issued and outstanding at December 31, 1998 and
        December 31, 1997, respectively..............................................            180             177
    Additional paid in capital.......................................................         60,847          56,390
    Accumulated earnings  (deficit)..................................................         10,438         (19,159)
    Treasury stock, 1,000,000 shares at December 31, 1998, at cost...................        (21,306)              -
    Accumulated other comprehensive loss.............................................           (207)           (562)
                                                                                     ---------------    ------------
          Total stockholders' equity.................................................         49,952          36,846
                                                                                     ---------------    ------------
          Total liabilities and stockholders' equity.................................       $204,518        $173,076
                                                                                     ===============    ============

  The accompanying notes are an integral part of these financial statements.

                        WESLEY JESSEN VISIONCARE, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                                                     Twelve Months Ended
                                                                                      ----------------------------------------------

                                                                                        December 31,    December 31,    December 31,

                                                                                           1998            1997             1996
                                                                                      --------------  --------------    ------------

Operating activities:
    Net income (loss).................................................................  $ 29,597      $   3,298           $ (2,742)
    Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
        Extraordinary loss on early extinguishment of debt............................         -          7,428              2,764
        Depreciation expense..........................................................     2,121            901                462
        Purchased inventory step-up...................................................         -         22,666             20,706
        Amortization of capitalized financing fees....................................       584            508                699
        Amortization of  goodwill.....................................................      (997)          (862)              (784)
        (Gain) loss on disposal of property, plant, and equipment.....................        17           (120)               187
        Deferred income tax...........................................................     7,772         (1,622)            (6,087)
        Stock compensation............................................................         -            257                  -
    Changes in balance sheet items:
        Accounts receivable - trade, net..............................................    (3,057)        (3,941)             5,625
        Other receivables.............................................................    (1,716)          (545)               799
        Inventories...................................................................   (11,198)        (3,723)               402
        Prepaid expenses..............................................................       750         (1,192)            (1,664)
        Other assets..................................................................       882           (491)                83
        Notes receivable..............................................................       (30)        (1,227)                 -
        Trade accounts payable........................................................     2,458          2,179             (4,690)
        Accrued liabilities...........................................................      (562)       (14,139)             1,883
        Other liabilities.............................................................     1,740          2,181                145
        Income taxes payable..........................................................     2,807         (4,679)             1,450
                                                                                      -------------   -------------     -----------
            Cash provided by operating activities.....................................    31,168          6,877             19,238
                                                                                      -------------   -------------     -----------

Investing activities:
    Cash paid for assets acquired.....................................................    (2,994)             -            (61,816)
    Proceeds from Natural Touch sale..................................................     1,000          6,000                  -
    Capital expenditures..............................................................   (17,238)       (16,298)            (6,617)
    Proceeds from the sale of property, plant and equipment...........................       133            417                427
                                                                                      -------------   -------------     -----------
            Cash used in investing activities.........................................   (19,099)        (9,881)           (68,006)
                                                                                      -------------   -------------     -----------

Financing activities:
    Issuance of stock.................................................................     2,150         48,513                272
    Repurchase of shares..............................................................   (21,306)             -                  -
    Proceeds from long term debt......................................................    43,000        150,000            122,255
    Payments of long term debt........................................................   (31,000)      (194,375)           (61,380)
    Payment of financing fees.........................................................      (279)        (3,076)            (7,778)
                                                                                      -------------   -------------     -----------
            Cash provided by (used in) financing activities...........................    (7,435)         1,062             53,369
                                                                                      -------------   -------------     -----------

    Effect of exchange rates on cash and cash equivalents.............................      (534)          (372)               (50)

    Net increase (decrease) in cash and cash equivalents..............................     4,100         (2,314)             4,551
Cash and cash equivalents:
    Beginning of period...............................................................     4,759          7,073              2,522
                                                                                      -------------   -------------     -----------
    End of period.....................................................................  $  8,859      $   4,759           $  7,073
                                                                                      =============   =============     ===========

Supplemental disclosure of cash flow information
    Cash paid during the period for interest..........................................  $  4,074      $   6,287           $  4,359
                                                                                      =============   =============     ===========
    Cash paid during the period for taxes, net........................................  $  3,316      $   7,474           $    744
                                                                                      =============   =============     ===========

The accompanying notes are an integral part of these financial statements.

                                                  WESLEY JESSEN VISIONCARE, INC.

                                    CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                                          (in thousands)



                                                                Class L                                      Common Stock
                                                             Common Stock                 Common Stock       Repurchased
                                                   --------------------------------------------------------------------------
                                                         Shares         Amount          Shares   Amount   Shares     Amount
                                                      ------------    -----------       ------   ------   ------   ----------
Balance at December 31, 1995.......................            429            $ 4        3,862     $ 38        -    $       -
Issuance of stock..................................              1              -            7        -        -            -
Stock subscription receivable......................              -              -            -        1        -            -
Exchange of stock..................................           (109)            (1)         221        2        -            -
Retroactive effect of February 12, 1997
   Class L Common Stock Reclassification...........           (321)            (3)       1,461       15        -            -
Retroactive effect of February 12, 1997
   Class L Common Stock split......................              -              -        8,725       87        -            -
Comprehensive income
     Net income....................................              -              -            -        -        -            -
     Other comprehensive income
        Currency translation adjustment............              -              -            -        -        -            -
                                                   ----------------------------------------------------------------------------
Balance at December 31, 1996.......................              -            $ -       14,276     $143        -    $       -
Issuance of stock..................................              -              -        3,460       34        -            -
Stock compensation.................................              -              -            -        -        -            -
Stock option related tax benefit...................              -              -            -        -        -            -
Comprehensive income
     Net income....................................              -              -            -        -        -            -
     Other comprehensive income
        Currency translation adjustment............              -              -            -        -        -            -
                                                   ----------------------------------------------------------------------------
Balance at December 31, 1997.......................              -            $ -       17,736     $177        -    $       -
Issuance of stock..................................              -              -          259        3        -            -
Repurchase of common stock.........................              -              -            -        -    1,000      (21,306)
Stock option related tax benefit...................              -              -            -        -        -            -
Comprehensive income
     Net income....................................              -              -            -        -        -            -
     Other comprehensive income
        Currency translation adjustment............              -              -            -        -        -            -
                                                   ----------------------------------------------------------------------------
Balance at December 31, 1998.......................              -            $ -       17,995     $180    1,000    $(21,306)
                                                   ============================================================================

  The accompanying notes are an integral part of these financial statements.

                                                                                          Accumulated
                                                                                                Other
                                                           Additional       Accumulated        Compre-        Compre-
                                                           Paid in          Earnings           hensive        hensive
                                                           Capital           Deficit            Loss        Income (Loss)
                                                          ----------       -----------       -----------    ------------
Balance at December 31, 1995.......................          $ 7,483         $(19,715)           $     -        $      -
Issuance of stock..................................               15                 -                 -               -
Stock subscription receivable......................              256                 -                 -               -
Exchange of stock..................................                -                 -                 -               -
Retroactive effect of February 12, 1997
   Class L Common Stock Reclassification...........                -                 -                 -               -
Retroactive effect of February 12, 1997
   Class L Common Stock  split.....................             (100)                -                 -               -
Comprehensive income
     Net income....................................                -            (2,742)                -          (2,742)
     Other comprehensive income
        Currency translation adjustment............                -                 -             1,368           1,368
                                                     -------------------------------------------------------------------
Balance at December 31, 1996.......................          $ 7,654         $(22,457)           $ 1,368        $(1,374)
                                                                                                                ========
Issuance of stock..................................           47,261                 -                 -               -
Stock compensation.................................              257                 -                 -               -
Stock option related tax benefit...................            1,218                 -                 -               -
Comprehensive income
     Net income....................................                -             3,298                 -           3,298
     Other comprehensive income
        Currency translation adjustment............                -                 -            (1,930)         (1,930)
                                                     -------------------------------------------------------------------
Balance at December 31, 1997.......................          $56,390         $(19,159)           $  (562)       $  1,368
                                                                                                                ========
Issuance of stock..................................            2,147                 -                 -               -
Repurchase of common stock.........................                -                 -                 -               -
Stock option related tax benefit...................            2,310                 -                 -               -
Comprehensive income
     Net income....................................                -            29,597                 -          29,597
     Other comprehensive income
        Currency translation adjustment............                -                 -               355             355
                                                     -------------------------------------------------------------------
Balance at December 31, 1998.......................          $60,847         $  10,438           $ (207)        $ 29,952
                                                     ===================================================================

   The accompanying notes are an integral part of these financial statements.

                        WESLEY JESSEN VISION CARE, INC.

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

The IPO

In February and March, 1997 the Company completed an initial public offering ("IPO") of 2,821,000 shares of common stock at $15.00 per share. Concurrent with the offering, the Board of Directors declared a 4.549-to-one conversion of Class L Common Stock into Common Stock (the "Conversion") and a 3.133-to-one split of the Common Stock (the "Split"). For balance sheet presentation purposes the Conversion and the Split have been given effect as if they had occurred on December 31, 1996. All per share data have been presented as if the Conversion and Split had occurred on June 29, 1995. Additionally, concurrent with the IPO, the Board of Directors amended the Company's Articles of Incorporation, authorizing 5,000,000 and 50,000,000 shares of Serial Preferred Stock and Common Stock, respectively.

The Offering

In August and September, 1997, the Company completed a public offering of 4,300,000 shares of common stock at $23.50 per share (the "Offering"). Of the 4,300,000 shares, 500,000 were offered by the Company and the remaining 3,800,000 shares were offered by certain selling stockholders.

Net proceeds received by the Company, after deducting underwriting discounts, commissions and offering expenses, were used to repay certain outstanding debt from the Barnes-Hind Acquisition (Note 3) and to reduce the Company's indebtedness under it's bank credit agreement.


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

                        WESLEY JESSEN VISION CARE, INC.

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

Property, plant and equipment

Property, plant and equipment is recorded at cost. Depreciation is determined using the straight-line method over the estimated useful lives of the assets, which are as follows (in years):

Buildings and improvements                                 5 to 25
Machinery and equipment                                       7
Furniture and fixtures                                        7
Automobiles                                                   3

Expenditures for renewals and betterments are capitalized. Maintenance and repairs are charged to operations.

                        WESLEY JESSEN VISION CARE, INC.

Goodwill

Goodwill resulting from the Argentina PCL Acquisition (Note 3) and the Eycon Lens Laboratories Acquisition (Note 3) is being amortized on a straight line basis over a period of fifteen years. Goodwill was $2.6 million, net of $0.1 million of accumulated amortization at December 31, 1998

Negative goodwill resulting from the Wesley Jessen Acquisition (Note 3) and the Barnes-Hind Acquisition (Note 3) is being amortized on a straight-line basis as a credit to income over a period of fifteen years. Negative goodwill was $12.6 million, $13.7 million and $10.6 million, net of $3.1 million, $2.0 million and $1.2 million of accumulated amortization, at December 31, 1998, 1997 and 1996, respectively.

Capitalized financing fees

Capitalized financing fees are amortized over the term of the underlying debt utilizing the effective interest method.

Research and development costs

Expenditures related to the development of new products and processes, including significant improvements and refinements of existing products, are expensed as incurred.

Foreign currency translation

The functional currency of each of the Company's foreign subsidiaries is the local currency of its respective country. Asset and liability accounts of each entity are translated at the exchange rate in effect at each period-end, and income and expense accounts are translated at average exchange rates prevailing during the period. Gains and losses resulting from the translation of these foreign currency financial statements are included in the other comprehensive loss in stockholders' equity.

Concentration of credit risk

The Company provides credit, in the normal course of business, to distributors, optical store chains and physicians' offices. The Company performs ongoing credit evaluations of its customers and maintains reserves for potential credit losses.

Fair value of financial instruments

Cash, accounts receivable, accounts payable, and accrued liabilities are reflected in the financial statements at cost which approximates fair value, primarily because of the short-term maturity of those instruments. The Company believes that due to the adjustable interest rates applicable to its long-term debt, the fair value approximates the carrying value of the obligations.

Earnings per share

The Company calculates earnings per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share." The difference between the weighted average shares used in the computations of basic and diluted earnings per share for the years ended December 31, 1998 and 1997 is

                        WESLEY JESSEN VISION CARE, INC.

the dilutive effect of outstanding stock options, using the treasury stock method from the date of grant. Weighted average shares used in the computations for the year ended December 31, 1996 does not include the effect of these stock options, as the effect would be antidilutive.


3.   Acquisitions

On June 29, 1995, Bain Capital, together with new and certain then-existing members of management, acquired the Wesley Jessen contact lens business from Schering-Plough Corporation (the "Wesley Jessen Acquisition"). The Wesley Jessen Acquisition was completed for a total purchase price of $76.6 million, consisting of cash paid of $47.0 million and liabilities assumed of $29.6 million. As a result of the Wesley Jessen Acquisition, Wesley-Jessen Corporation acquired certain assets from Schering-Plough, consisting of manufacturing facilities in Des Plaines, Illinois and Cidra, Puerto Rico, a distribution facility in Chicago, Illinois, and a number of non-U.S. sales and service offices, assumed certain liabilities and paid certain acquisition costs directly
attributable to the Wesley Jessen Acquisition.   The Wesley Jessen Acquisition
was financed by $43.0 million of bank debt and $7.5 million of proceeds from the issuance of the Company's common stock.

On October 2, 1996, the Company acquired the contact lens business of Pilkington plc, operating as the Pilkington Barnes Hind Group (the "Barnes-Hind Acquisition"). The Barnes-Hind Acquisition was completed for a total purchase price of $117.6 million, consisting of cash paid of $62.3 million and liabilities assumed of $55.3 million. In addition, the Company paid acquisition-related fees and expenses of $4.4 million. The acquisition was financed through borrowings on the Company's then-existing credit agreement and a $5.0 million seller note.

The purchase method of accounting was used to record the acquisitions. The results of operations of the acquired companies have been included in the results of operations of the Company since the acquisition date. The excess of the estimated fair values of the net assets acquired over the purchase prices paid for the Wesley Jessen Acquisition of $11.8 million and the Barnes Hind Acquisition of $4.0 million have been recorded as negative goodwill (Note 2). The Company's total inventories were written up to fair value at the date of acquisition for the Wesley Jessen Acquisition and the Barnes-Hind Acquisition by $40.6 million and $36.7 million, respectively. Of these amounts, $22.7 million and $20.7 million was charged to cost of goods sold during the years ended December 31, 1997 and 1996, respectively.

In connection with the Barnes-Hind Acquisition, the Company entered into a voluntary consent order with the Federal Trade Commission which provided, among other things, that the Company divest Barnes-Hind's U.S. Natural Touch Product Line. On March 17, 1997, the Company completed the sale of the product line, for which it received aggregate consideration of $7.5 million, consisting of $3.0 million in cash and a four-year $4.5 million promissory note. The promissory note accrues compounded interest at a rate of 12% per annum, 8% of which is paid currently and 4% of which is payable-in-kind. As part of the sale, the Company entered into a supply agreement pursuant to which the Company will supply the purchaser with Natural Touch lenses for sale in the United States. On July 31, 1997, the purchaser made a voluntary prepayment of $3.0 million on the promissory note. On May 7, 1998, the purchaser made an additional voluntary prepayment of $1.0 million.

Also in connection with the Barnes Hind Acquisition, the Company undertook a plan to integrate the acquired operations with those of the Company and to restructure the Company's pre-existing operations (Note 4).

                        WESLEY JESSEN VISION CARE, INC.

On June 26, 1998, the Company acquired the operations of Plastic Contact Lens
Argentina SAIC (PCL) from its sole shareholder.   On July 31, 1998,  the
Company, through its Australian subsidiary, executed a purchase agreement to acquire certain assets and assume certain liabilities of Eycon Lens Laboratories, Pty, Ltd. from its shareholders. The total adjusted purchase price for both acquisitions of approximately $2.7 million (plus additional fees and expenses of $0.3 million) was funded with existing liquidity. The Company has accounted for the acquisitions under the purchase method of accounting.


4.  Transition reserve and restructuring charge

In connection with the Barnes-Hind Acquisition, management approved a plan to integrate the acquired operations, for which an accrual of $20.4 million ("transition reserve") was established in purchase accounting. The transition reserve includes costs related to the closure of the Barnes-Hind corporate offices in Sunnyvale, California which was completed in the third quarter of 1997 and resulted in the termination of 123 employees. The Company announced the closing of its manufacturing operations in San Diego, California, expected to be substantially complete by March, 2000, with a shift of conventional lens production to its plant in Cidra, Puerto Rico. The plant closing will result in the termination of 471 employees (of whom 199 had been terminated as of December 31, 1998). Payments related to the transition reserve are as follows (in thousands):

                                                                   Lease                    Facility
                                            Employee               Termination             Restoration
                                       Related Costs                Costs                and Other Costs             Total
                                       -------------              -------                ---------------             -----
Transition reserve at
    October 2, 1996                          $16,772                   $ 2,243                    $1,385           $20,400
Charges against reserve                       (1,149)                     (223)                     (134)           (1,506)
                                             -------                   -------                    ------           -------

Transition reserve at
   December 31, 1996                          15,623                     2,020                     1,251            18,894
Charges against reserve                       (6,072)                   (1,323)                     (274)           (7,669)
                                             -------                   -------                    ------           -------

Transition reserve at
   December 31, 1997                           9,551                       697                       977            11,225
Charges against reserve                       (2,382)                     (155)                     (802)           (3,339)
                                             -------                   -------                    ------           -------
Transition reserve at
     December 31, 1998                       $ 7,169                   $   542                    $  175           $ 7,886
                                             =======                   =======                    ======           =======

In addition to the transition plan, the Company committed to a plan to restructure the Wesley Jessen operations following the Barnes-Hind Acquisition, resulting in a $3.4 million charge in the fourth quarter of 1996 ("restructuring
reserve").   Pursuant to the restructuring plan, the Chicago distribution facilities were consolidated with those at Des Plaines, Illinois in October, 1997. The restructuring reserve, totaling $0.6 million at December 31, 1998, consists of costs related to employee termination, lease termination and other restructuring costs associated with the consolidation of certain Wesley Jessen facilities in Europe with facilities acquired in the Barnes-Hind Acquisition. Usage of the restructuring reserve is as follows (in thousands):

                        WESLEY JESSEN VISION CARE, INC.

                                                  Employee                   Lease
                                                   Related               Termination             Other
                                                    Costs                    Costs               Costs              Total
                                                    -----                    -----               -----             ------
Restructuring  reserve at
  December 31, 1996                                 $ 813                    $ 897             $ 1,690            $ 3,400
Charges against reserve                              (437)                    (235)             (1,480)            (2,152)
                                                    -----                    -----             -------            -------
Restructuring reserve at
  December 31, 1997                                   376                      662                 210              1,248
Charges against the reserve                          (189)                    (374)                (96)              (659)
                                                    -----                    -----             -------            -------
Restructuring reserve at
    December 31, 1998                               $ 187                    $ 288             $   114            $   589
                                                    =====                    =====             =======            =======


5.   Accounts receivable-trade, net

Accounts receivable-trade, net consist of the following (in thousands):

                                                                  December 31,            December 31,
                                                                      1998                    1997
                                                                      ----                    ----

Trade receivables                                                 $ 62,968                $ 59,293
Less allowances:
   Doubtful accounts                                                (4,992)                 (6,290)
   Sales returns and adjustments                                   (10,613)                (10,361)
                                                                  --------                --------
                                                                  $ 47,363                $ 42,642
                                                                  ========                ========


6.   Inventories

Inventories consist of the following  (in thousands):

                                                                December 31,         December 31,
                                                                    1998                 1997
                                                                    ----                 ----

Raw materials                                                    $ 5,934              $ 3,558
Work-in-process                                                    6,463                7,613
Finished goods                                                    49,658               38,091
                                                                 -------              -------
                                                                 $62,055              $49,262
                                                                 =======              =======

                        WESLEY JESSEN VISION CARE, INC.

7.   Property, plant and equipment

Property, plant and equipment consist of the following (in thousands):

                                                                 December 31,          December 31,
                                                                     1998                  1997
                                                                     ----                  ----

Buildings and improvements                                        $ 9,449               $ 8,369
Machinery, equipment, furniture and fixtures                       19,638                10,246
Construction-in-progress                                           11,450                 4,159
                                                                  -------               -------
                                                                   40,537                22,774
Less accumulated depreciation                                      (4,199)               (1,294)
                                                                  -------               -------
                                                                  $36,338               $21,480
                                                                  =======               =======


8.   Advertising costs

The Company participates in several cooperative advertising programs with customers. The costs incurred under these programs are accrued and expensed at the inception of the contract. All of the Company's other production costs of advertising are expensed the first time the advertising takes place. Advertising expense for the years ended December 31, 1998, 1997, and 1996 was $23.2 million, $17.9 million and $14.0 million, respectively.


9.   Long-term debt

At December 31, 1998 the Company maintained a $170 million credit facility, the availability of which will be reduced by $20 million in September 2000 and $20 million in September 2001. The facility matures on September 11, 2002. This agreement became effective on July 29, 1998 when the then-existing bank credit agreement was amended to increase the borrowing availability to permit the repurchase of a maximum of $35 million of the Company's common stock. Relating to the this agreement, the Company incurred $3.4 million of financing fees, which are being amortized through September, 2002.

As part of the Barnes-Hind Acquisition (Note 3) refinancing, the Company recognized an extraordinary loss of $2.8 million ($1.7 million net of tax benefit) in 1996, relating to the write-off of capitalized financing fees incurred in connection with the Wesley Jessen Acquisition (Note 3).

In connection with a refinancing of the Company's credit arrangements as part of the IPO (Note 1), the Company recognized an extraordinary loss of $7.4 million ($4.9 million, net of income tax benefit) in 1997, relating to the write off of capitalized financing fees incurred in connection with the Barnes-Hind Acquisition.

At December 31, 1998, the weighted average borrowing rate was 6.008 %. Additionally, the Company is required to pay a commitment fee on the unutilized revolving loan commitments, as defined in the credit agreement, ranging from 0.175% to 0.400% based on leverage ratios calculated as of certain dates. The unutilized portion of the credit facilities at December 31, 1998 was $101.0 million. The credit facilities are guaranteed by each of the Company's domestic subsidiaries and secured by essentially all assets of the domestic subsidiaries. Amounts borrowed under the Amended Bank Credit Agreement bear interest at

                        WESLEY JESSEN VISION CARE, INC.

either the Base Rate (higher of (i) 0.5% in excess of the Federal Reserve reported adjusted certificate of deposit rate and (ii) the lender's prime lending rate plus a margin up to 0.5% based on leverage ratios calculated as of certain dates) or the Eurodollar Rate as determined by the lenders plus a margin of 0.375% to 1.500% based on the type of loan and leverage ratios calculated as of certain dates as defined in the credit agreement.

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


10.   Stockholders' equity

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

Holders of Class L Common and Common Stock were entitled to one vote per share on all matters to be voted on by the Company's stockholders, and the holders of both classes of stock vote together as a single class. The outstanding shares of one class of stock could not be the subject of a stock split or a stock dividend unless the outstanding shares of the other class were similarly affected.

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

Post-IPO capital structure

Since February, 1997, the Company's authorized capital stock has consisted of 50,000,000 shares of Common Stock and 5,000,000 shares of Serial Preferred Stock.

                        WESLEY JESSEN VISION CARE, INC.

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

Stock options

The Company applies Accounting Principles Board Opinion 25 and related Interpretations in accounting for its stock-based compensation plans, and recognized expense of $0.3 million for the year ended December 31, 1996. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value of the options at the grant dates for the awards under the plan consistent with the alternative method of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," the pro forma effect on the Company's net income (loss) and income (loss) per share for the periods presented would have been as follows (in thousands, except per share data):

                                                                   Year ended       Year ended        Year ended
                                                                  December 31,     December 31,      December 31,
                                                                      1998             1997              1996
                                                                  -------------   ---------------   ---------------
Pro forma income (loss)
                Income (loss) before extraordinary loss                 $29,253          $ 7,785           $(1,447)
                Extraordinary loss, net of income tax benefit                 -           (4,902)           (1,671)
                Net income (loss)                                        29,253            2,883            (3,118)

Pro forma basic income (loss) per share
                Income (loss) before extraordinary loss                 $  1.68          $  0.46           $ (0.10)
                Extraordinary loss, net of income tax benefit                 -            (0.29)            (0.12)
                Net income (loss)                                          1.68             0.17             (0.22)

Pro forma diluted income (loss) per share
                Income (loss) before extraordinary loss                 $  1.55          $  0.42           $ (0.10)
                Extraordinary loss, net of income tax benefit                 -            (0.27)            (0.12)
                Net income (loss)                                          1.55             0.15             (0.22)


The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for options granted in 1998, 1997 and 1996, respectively: expected volatility of
26.37 %, 31.29 % and 22.69 %; risk-free interest rate of 4.69 %, 6.38 % and 6.36
%; and expected lives of  3 years, 3 years and 7 years.

1995 and 1996 stock option plans

The Board of Directors granted non-qualified stock options to certain members of management for an aggregate of 2,193,051 shares of Common Stock pursuant to the Company's 1995 Stock Purchase and Option Plan. The stock option grants are of two types: time options and target options. Of the 783,233

                        WESLEY JESSEN VISION CARE, INC.

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

                        WESLEY JESSEN VISION CARE, INC.

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

A summary of the Company's stock option plans as of December 31, 1998, 1997 and 1996, and changes during the periods then ended is presented below:

                                                   1998                            1997                                   1996
                                       ---------------------------      --------------------------       --------------------------
                                                      Weighted-                       Weighted-                        Weighted-
                                                       Average                         Average                          Average
                                         Shares     Exercise Price       Shares     Exercise Price       Shares      Exercise Price
                                         ------     --------------       ------    ---------------       ------    ----------------

Outstanding at beginning of period      2,816,658      $ 3.97           2,617,570      $ 2.13          2,038,658              $1.14
Granted                                   294,100       20.72             326,700       17.24            578,912               5.63
Exercised                                (203,786)       2.13            (127,612)       0.27                  -                  -
Forfeited                                 (11,615)      11.60                   -           -                  -                  -
                                       ----------                      ----------                     ----------
Outstanding at end of year              2,895,357      $ 5.76           2,816,658      $ 3.97          2,617,570              $2.13
                                       ==========                      ==========                     ==========

Options exercisable at year-end         2,075,143      $ 3.22           2,001,695      $ 2.89          1,857,841              $2.38
                                       ==========                      ==========                     ==========
Weighted-average fair value of
options granted during the year             $5.02                           $5.23                     $     2.36
                                       ==========                      ==========                     ==========


The following table summarizes information about stock options outstanding at December 31, 1998:

                                          Options Outstanding                                   Options Exercisable
                     ----------------------------------------------------------------   ----------------------------------------
                            Number          Weighted-Average         Weighted                Number              Weighted-
                          Outstanding           Remaining             Average              Exercisable            Average
 Exercise  Prices         at 12/31/98        Contractual Life       Exercise Price          at 12/31/98         Exercise Price
 ----------------       ---------------   ---------------------   ----------------      ------------------   -------------------

$0.03                        584,384                    6.49             $ 0.03                 345,157                $ 0.03
$1.18                        614,797                    6.46               1.18                 614,797                  1.18
$2.34                        703,905                    6.47               2.34                 703,905                  2.34
$7.24                        382,471                    7.83               7.24                 288,484                  7.24
$15.00                        40,000                    8.17              15.00                  40,000                 15.00
$16.75                       255,700                    8.33              16.75                  62,800                 16.75
$28.25                        20,000                    8.75              28.25                  20,000                 28.25
$28.44                         8,000                    9.42              28.44                       -                 28.44
$20.50                       286,100                    9.83              20.50                       -                 20.50
                           ---------                    ----             ------               ---------                ------
                           2,895,357                    7.20             $ 5.76               2,075,143                $ 3.22
                           =========                    ====             ======               =========                ======

Stock Purchase Plan

The Wesley Jessen VisionCare, Inc. Employee Stock Discount Purchase Plan and International Employee Stock Discount Purchase Plan (the "Stock Purchase Plans") were approved by the Board of Directors in 1997 and provide that, subject to certain restrictions, each employee of the Company will be eligible to participate in the Stock Purchase Plans. The Company has reserved 500,000 shares of Common Stock for issuance in connection with the Stock Purchase Plans and each eligible employee is entitled to purchase a maximum of 125 shares per quarter. Each participating employee contributes to the Stock Purchase Plans by choosing a payroll deduction in any specified amount, with a minimum deduction of $10.00 per payroll period. Each participating employee's contributions will be used to purchase shares for the employee's

                        WESLEY JESSEN VISION CARE, INC.

share account, and the cost per share will be 85% of the price of the Company's Common Stock on the Nasdaq National Market on specified dates.


11.      Income taxes

Income (loss) before income tax benefit (expense) and extraordinary loss is as follows (in thousands):


                                                          Year ended            Year ended             Year ended
                                                         December 31,          December 31,           December 31,
                                                            1998                  1997                   1996
                                                  -----------------------------------------------------------------
Domestic (including Puerto Rico)                             $34,498                $20,088           $(7,721)
International                                                  9,349                 (7,700)            3,613
                                                             -------                -------           -------
                                                             $43,847                $12,388           $(4,108)
                                                             =======                =======           ========

Income tax benefit (expense) is as follows (in thousands):


                                                          Year ended            Year ended             Year ended
                                                         December 31,          December 31,           December 31,
                                                            1998                  1997                   1996
                                                  -----------------------------------------------------------------
Current income tax benefit (expense):
Domestic federal                                            $ (3,853)              $(2,694)              $(2,126)
Domestic state and local (including Puerto Rico)              (1,293)               (1,359)                 (922)
International                                                 (1,332)               (1,757)                 (116)
                                                            --------               -------               -------
                                                              (6,478)               (5,810)               (3,164)
                                                            --------               -------               -------
Deferred income tax benefit (expense):
Domestic federal                                              (2,017)                  328                 4,307
Domestic state and local (including Puerto Rico)              (1,006)                 (994)               (1,237)
International                                                 (4,749)                2,288                 3,131
                                                            --------               -------               -------
                                                              (7,772)                1,622                 6,201
                                                            --------               -------               -------

                                                            $(14,250)              $(4,188)              $ 3,037
                                                            =========              ========              =======

Differences between the U.S. federal income tax statutory rates and the income tax benefit (expense) recorded are attributable to the following:


                                                             Year ended             Year ended           Year ended
                                                            December 31,           December 31,         December 31,
                                                               1998                   1997                  1996
                                                               ----                   ----                  ----
Income tax at statutory rate                                  (35.0)%                (35.0)%               35.0%
 State and local taxes (including Puerto Rico),
 net of federal tax benefit                                     5.9                   20.5                 39.4
 Effect of international operations                           (11.2)                 (17.5)                (4.5)
 Amortization of negative goodwill                              0.9                    2.4                  6.8
 Recognition of net operating loss benefits                     8.7                      -                    -
 Other                                                         (1.8)                  (4.2)                (2.8)
                                                              ------                  -----                 ----
                                                              (32.5)%                 (33.8)%               73.9%
                                                              =======                 =======               ====

                         WESLEY JESSEN VISION CARE, INC.

Deferred tax assets and liabilities are comprised of the following (in thousands):

                                                                       December 31,               December 31,
                                                                          1998                       1997
                                                                          ----                       ----
Deferred tax assets:
Accounts receivable valuation allowances                                 $ 5,653                     $ 6,179
Inventory reserves                                                         4,826                       4,746
Fixed assets                                                               8,242                      10,143
Accrued expenses                                                           8,122                       7,177
Domestic net operating losses and AMT credit                                 689                       4,716
Other deductible temporary differences                                       659                         934
International net operating losses                                         5,963                       6,297
                                                                         -------                     -------
                                                                          34,154                      40,192
                                                                         =======                     =======
Deferred tax liabilities:
Prepaid pension cost                                                      (2,485)                     (2,485)
Puerto Rico tollgate tax                                                  (4,677)                     (2,470)
                                                                         -------                     -------
Total deferred tax liabilities                                            (7,162)                     (4,955)
                                                                         -------                     -------
Valuation allowance for international net operating losses                (4,862)                     (6,297)
                                                                         -------                     -------
                                                                         $22,130                     $28,940
                                                                         =======                     =======



The Company has certain foreign net operating losses ("NOLs") which expire in one to seven years from December 31, 1998. All other foreign NOLs are available to the Company indefinitely. The Company has domestic net operating losses which expire through the year 2012. At December 31, 1998 and 1997, the Company has not provided a valuation allowance against its deferred tax assets except for certain assets relating to foreign NOLs because, based upon its current operating plans, the Company believes that it is more likely than not that the assets will be realized through future profitable operations. During 1998, income tax expense was reduced by $3,823 due to the reversal of valuation allowances.

Estimated taxes have been provided for the Company's international operations assuming repatriation of all available earnings. The Company's manufacturing operations in Puerto Rico qualify for income tax credit available under Section 936 of the Internal Revenue Code. Current legislation will phase out the income tax credit allowed under Section 936 over a period ending in 2005. The phase out period will allow a tax credit under present law through December 31, 2001. The credit will be subject to further limitation through December 31, 2005, and thereafter the credit is eliminated.


12.  Retirement benefits

Defined benefit pension plans

The Wesley Jessen Plan is a defined benefit plan, effective as of January 1, 1996, covering substantially all domestic employees (including Puerto Rico). Under the Wesley Jessen Plan, the Company allocates a

                        WESLEY JESSEN VISION CARE, INC.

percentage of compensation for each participant (annual pay credits) based upon years of service, beginning after December 31, 1995. Additionally, the Wesley Jessen Plan provides for a specified return (interest credits) on participants' account balances. Under the Wesley Jessen Plan, annual pay credits and interest credits will be accumulated in participants' accounts as the basis for their Wesley Jessen Plan benefits. The Company will contribute actuarially determined amounts to fund Wesley Jessen Plan benefits within regulatory minimum requirements and maximum tax deductible limits. Vesting occurs after five years of service and includes service during the period June 29, 1995 to December 31, 1995.

In connection with the Barnes-Hind Acquisition the Company acquired a fully funded portion of the Pilkington VisionCare Pension Plan, a non-contributory defined benefit pension plan, which covers substantially all Barnes Hind domestic employees. Additionally, the Company acquired an international fully-funded contributory single-employer defined benefit pension plan covering certain Barnes Hind employees in the United Kingdom.

Under the plans acquired in the Barnes-Hind Acquisition, benefit payments for domestic employees are based principally on earnings during the last five-year period prior to retirement and length of service. Employees are eligible to participate in domestic plans within one year of employment and are vested after five years of service. For the international employees, benefits are based on length of service and on compensation during the last ten years of service prior to retirement. Funding is on an actuarially determined basis, to provide for the plans' current service costs and the plans' prior service cost over their amortization periods.

                        WESLEY JESSEN VISION CARE, INC.

Information regarding the domestic pension plan is as follows (in thousands):

                                                              Year ended             Year ended          Year ended
                                                             December 31,            December 31,        December 31,
                                                                1998                    1997                1996
                                                                ----                    ----                ----
Change in benefit obligation
Benefit obligation at beginning of year                        $15,942                  $15,016             $ 4,986
Service cost                                                     1,878                    1,676                 659
Interest cost                                                    1,093                    1,227                 585
Amendments                                                         236                        -                   -
Actuarial (gains) losses                                           289                   (1,909)               (346)
Acquisitions                                                         -                        -               9,148
Benefits paid                                                   (2,052)                     (68)                (16)
                                                               -------                  -------             -------
Benefit obligation at end of year                              $17,386                  $15,942             $15,016
                                                               -------                  -------             -------

Change in plan assets
Fair value of plan assets at beginning of year                 $20,611                  $21,190             $ 4,500
Actual return on plan assets                                     2,597                      (36)              1,173
Acquisitions                                                         -                        -              15,533
Employer contributions                                          (1,657)                    (475)                  -
Benefits paid                                                   (2,052)                     (68)                (16)
                                                               -------                  -------             -------
Fair value of plan assets at end of year                       $19,499                  $20,611             $21,190
                                                               -------                  -------             -------

Funded status                                                    2,113                    4,669               6,174
Unrecognized prior service cost                                    777                      621                 681
Unrecognized net actuarial (gain) loss                          (1,573)                  (1,127)             (1,110)
                                                               -------                  -------             -------
Prepaid benefit cost                                           $ 1,317                  $ 4,163             $ 5,745
                                                               -------                  -------             -------

Components of net periodic benefit cost
Service cost                                                     1,878                    1,676                 659
Interest cost                                                    1,093                    1,227                 585
Expected return on plan assets                                  (1,863)                  (1,793)               (664)
Amortization of prior service cost                                  80                       60                  60
Amortization of actuarial (gains) losses                             -                      (63)                  -
                                                               -------                  -------             -------
Net periodic benefit cost                                      $ 1,188                  $ 1,107             $   640
                                                               -------                  -------             -------

Weighted average assumptions as of December 31
Discount rate                                                     6.50%                    6.75%               7.50%
Rate of compensation increase                                     5.00%                    5.00%               5.00%
Expected return on plan assets                                    9.00%                    9.00%               7.00%

                        WESLEY JESSEN VISION CARE, INC.

Information regarding the United Kingdom pension plan is as follows (in thousands):

                                                              Year ended             Year ended          Year ended
                                                             December 31,            December 31,        December 31,
                                                                1998                    1997                1996
                                                                ----                    ----                ----
Change in benefit obligation
Benefit obligation at beginning of year                        $12,213                  $ 8,410              $7,324
Service cost                                                       844                      704                 136
Interest cost                                                    1,042                      685                 153
Actuarial (gains) losses                                         2,344                    2,950                  83
Benefits paid                                                     (186)                    (256)                (67)
Transfer from other pension plan                                 1,218                        -                   -
Effect of exchange rates                                            82                     (280)                781
                                                               -------                  -------              ------
Benefit obligation at end of year                              $17,557                  $12,213              $8,410
                                                               -------                  -------              ------

Change in plan assets
Fair value of plan assets at beginning of year                 $11,685                  $ 8,646              $7,442
Actual return on plan assets                                     1,901                    2,445                 239
Employer contributions                                             921                      762                 153
Employee contributions                                             461                      381                  77
Benefits paid                                                     (186)                    (256)                (67)
Transfer from other pension plan                                 1,218                        -                   -
Effect of exchange rates                                            78                     (293)                802
                                                               -------                  -------              ------
Fair value of plan assets at end of year                       $16,078                  $11,685              $8,646
                                                               -------                  -------              ------

Funded status                                                   (1,479)                    (528)                236
Unrecognized net actuarial (gain) loss                           2,445                    1,038                 (94)
                                                               -------                  -------              ------
Prepaid benefit cost                                           $   966                  $   510              $  142
                                                               -------                  -------              ------

Components of net periodic benefit cost
Service cost                                                       844                      704                 136
Interest cost                                                    1,042                      685                 153
Expected return on plan assets                                  (1,114)                    (787)               (239)
Amortization of actuarial (gains) losses                           150                      160                  83
                                                               -------                  -------              ------
Net periodic benefit cost                                      $   922                  $   762              $  133
                                                               -------                  -------              ------

Weighted average assumptions as of December 31
Discount rate                                                     5.75%                     8.5%                8.5%
Rate of compensation increase                                     4.25%                     6.5%                6.5%
Expected return on plan assets                                    7.00%                     8.5%                8.5%

Defined contribution plans

The Company sponsors defined contribution plans covering substantially all U.S. employees. The plans provide for specified Company matching of participants' contributions. Contributions charged to operations for the years ended December 31, 1998, 1997 and 1996 totaled $1.5 million, $1.5 million and $0.7 million, respectively.

                        WESLEY JESSEN VISION CARE, INC.

13.   Commitments and contingencies

Leases

The Company leases certain facilities and computer and other equipment under operating leases. Total rent expense under these leases was as follows (in thousands):

Year ended December 31, 1998                                                    $3,322
Year ended December 31, 1997                                                     3,269
Year ended December 31, 1996                                                     2,554

Future minimum lease payments under non-cancelable operating leases at December 31, 1998 were as follows (in thousands):

                 Year Ending
                 -----------
                 December 31, 1999                                            $2,968
                 December 31, 2000                                             2,505
                 December 31, 2001                                             2,250
                 December 31, 2002                                             1,996
                 December 31, 2003                                             1,784
                 Thereafter                                                    6,225

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

14.   Related party transactions

Management and advisory fees

In connection with the Wesley Jessen Acquisition, the Company entered into an agreement with Bain Capital, Inc., an affiliate of the Company's major stockholder, for the provision of management and advisory services. Included in marketing and administrative expense for the years ended December 31, 1998, 1997 and 1996 are $2.0 million, $2.1 million and $1.3 million, respectively, of management fees paid for the services provided pursuant to this agreement. In addition, if the Company enters into any acquisition transactions, it must pay specified fees to Bain Capital, Inc. based upon the purchase price. The Company paid Bain Capital, Inc. fees of $3.0 million in connection with the structuring of the Bank Credit Agreement used to finance the Barnes Hind Acquisition.

Promissory Note

On May 7, 1997, Wesley Jessen Corporation, a wholly owned subsidiary of the Company, loaned the Company's Chief Executive Officer ("CEO") $1.2 million in exchange for an unsecured promissory note

                        WESLEY JESSEN VISION CARE, INC.

bearing interest at the rate of 8%,
interest payable quarterly.  The note is due at the earlier of (i) May 9, 2002,
(ii) the date the CEO ceases to be employed by the Company, or (iii) the date the CEO disposes of any of his common stock holdings in the Company. The Company waived the requirement that the CEO repay such loan pursuant to clause
(iii) above.


15. Business segments and geographical information

The Company operates in one product segment - the development, manufacture and marketing of contact lenses. The aggregation criteria for sales are based on point of production and shipment while the aggregation criteria for assets are based on their physical location.

Financial information by geographic area is as follows (in thousands):

                                               December 31,       December 31,        December 31,
                                                  1998               1997                1996
                                                  ----               ----                ----
Net sales:
United States (including Puerto Rico)            $194,321            $190,329            $121,687
United Kingdom                                     36,155              41,383              11,697
Rest of the world                                  61,783              50,466              23,368
                                                 --------            --------            --------
                                                 $292,259            $282,178            $156,752
                                                 ========            ========            ========

Total assets:
United States (including Puerto Rico)            $124,536            $112,210            $104,220
United Kingdom                                     42,649              36,763              49,968
Rest of the world                                  37,333              24,103              26,412
                                                 --------            --------            --------
                                                 $204,518            $173,076            $180,600
                                                 ========            ========            ========


16.   Treasury stock purchase plan

The Board of Directors approved a share repurchase plan on June 10, 1998 and the Company completed the program on September 18, 1998. Under the plan, the Company repurchased one million shares of its outstanding common stock. Repurchases were made periodically in normal market trading at prevailing prices. The funding of the program came from operating cash flow and the existing bank facility.

                                                              WESLEY JESSEN VISIONCARE, INC.

                                                            QUARTERLY INFORMATION - Unaudited
                                                         (in thousands, except per share amounts)


                                                                For the Year Ended December 31,  1998
                                 --------------------------------------------------------------------------------------------------
                                     First Quarter            Second Quarter            Third Quarter              Fourth Quarter
                                 ----------------------    ----------------------    ---------------------      -------------------

Net Sales                                 $ 70,595                   $73,417                  $75,254                     $72,992
Operating income                             8,981                    12,840                   13,535                      13,300
Net income                                   5,270                     7,727                    8,051                       8,547
Basic earnings per share                      0.30                      0.43                     0.47                        0.50
Diluted earnings per share                    0.27                      0.40                     0.43                        0.47
Market price per share:
High                                      $  40.25                   $ 34.94                  $ 25.75                     $ 27.75
Low                                       $  32.13                   $ 18.38                  $ 17.00                     $ 16.88

                                                               For the Year Ended December 31, 1997
                                 ---------------------------------------------------------------------------------------------------

                                     First Quarter            Second Quarter            Third Quarter              Fourth Quarter
                                 ----------------------    ----------------------    ---------------------      --------------------


Net Sales                                 $ 64,071                   $72,083                  $75,235                     $70,789
Operating income (loss)                     (6,972)                      710                   11,989                      12,220
Net income (loss)                          (10,731)                     (371)                   7,095                       7,305
Basic earnings (loss) per share              (0.70)                    (0.02)                    0.41                        0.42
Diluted earnings (loss) per share            (0.70)                    (0.02)                    0.37                        0.38
Market price per share:
High                                      $  16.75                   $ 25.88                  $ 31.00                     $ 39.00
Low                                       $  14.63                   $ 13.00                  $ 22.50                     $ 26.75

REPORT OF INDEPENDENT ACCOUNTANTS ON
FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Stockholders of Wesley Jessen VisionCare, Inc.

Our audits of the consolidated financial statements referred to in our report dated February 23, 1999, and included in this Form 10-K also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-K. In our opinion, the Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



PricewaterhouseCoopers LLP

Chicago, Illinois
February 23, 1999

WESLEY JESSEN VISIONCARE, INC.

FINANCIAL STATEMENT SCHEDULE

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


                                                                 Additions
                                                                 charged to
                                                    Beginning    costs and                   Ending
                                                     balance      expenses     Deductions    balance
                                                    --------     ----------    -----------   -------

Allowance for Doubtful Accounts
Year ended December 31, 1996..................      $ 4,655       $ 5,509 (a)   $ (3,175)    $ 6,989
Year ended December 31, 1997..................      $ 6,989       $ 2,476       $ (3,175)    $ 6,290
Year ended December 31, 1998..................      $ 6,290       $ 1,063       $ (2,361)    $ 4,992

Allowance for Sales Returns and Adjustments
Year ended December 31, 1996..................      $ 7,225       $14,999 (b)   $(11,602)    $10,622
Year ended December 31, 1997..................      $10,622       $ 2,416       $ (2,677)    $10,361
Year ended December 31, 1998..................      $10,361       $   464       $   (212)    $10,613

Transition Reserve
Year ended December 31, 1996..................      $     -       $20,400       $ (1,506)    $18,894
Year ended December 31, 1997..................      $18,894       $     -       $ (7,669)    $11,225
Year ended December 31, 1998..................      $11,225       $     -       $ (3,339)    $ 7,886

Restructuring Reserve
Year ended December 31, 1996..................      $     _       $ 3,400       $      -     $ 3,400
Year ended December 31, 1997..................      $ 3,400       $     -       $ (2,152)    $ 1,248
Year ended December 31, 1998..................      $ 1,248       $     -       $   (659)    $   589

Valuation Allowance for Deferred Tax Assets
Year ended December 31, 1996..................      $   752       $ 1,544       $      -     $ 2,296
Year ended December 31, 1997..................      $ 2,296       $ 4,001       $      -     $ 6,297
Year ended December 31, 1998..................      $ 6,297       $(1,435)      $      -     $ 4,862

(a) Includes October 2, 1996 Barnes-Hind opening balance sheet account balance of $3,476.
(b) Includes October 2, 1996 Barnes-Hind opening balance sheet account balance of $2,622.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 30th day of March, 1999.

                         WESLEY JESSEN VISIONCARE, INC.

                         By /s/ Kevin J. Ryan
                            ------------------------------------
                                 Kevin J. Ryan
                                 President and Executive Officer

  Pursuant to the requirements of the Securities Exchange Act of 1994, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on this 30th day of March, 1999.

            Signature                          Capacity
            ---------                          --------



            /s/ Kevin J. Ryan           President and Director (principal
------------------------------------
            Kevin J. Ryan               executive officer)


            /s/ Edward J. Kelley        Chief Financial Officer, Treasurer and
------------------------------------
            Edward J. Kelley            Director (principal financial officer)


            /s/Ronald J. Artale         Vice President--Controller (principal
------------------------------------
            Ronald J. Artale            accounting officer)


            /s/ Michael A. D'Amato      Director
------------------------------------
            Michael A. D'Amato


            /s/ Adam W. Kirsch          Director
------------------------------------
            Adam W. Kirsch


            /s/ Sol Levine              Director
------------------------------------
            Sol Levine


            /s/John W. Maki             Director
------------------------------------
            John W. Maki


            /s/ John J. O'Malley        Director
------------------------------------
            John J. O'Malley

                               INDEX TO EXHIBITS

Exhibit No.                   Exhibit Description
-----------      ------------------------------------------------------

   2.1           Purchase and Sale Agreement, dated as of May 5, 1995, between
                 Schering Corporation and WJ Acquisition Corp. +(1)

   2.2 Agreement for Purchase and Sale, dated as of July 5, 1996, between the Company and Pilkington plc. +(1)

   3.1(i)        Amended and Restated Certificate of Incorporation. (2)

   3.1(ii)       Amended and Restated By-laws. (2)

   4.1 Certificate representing shares of Common Stock, $0.01 par value per share. (1)

   4.2           Stockholders Agreement, dated October 22, 1996, among the
                 Company and the stockholders named therein. (1)

   4.3           Amended and Restated Registration Agreement, dated as of
                 October 22, 1996 between the Company and the stockholders named therein. (1)

   4.4 Credit Agreement, dated as of February 19, 1997 and as amended as of September 10, 1997, among Wesley Jessen VisionCare, Inc.,
                 Wesley-Jessen Corporation, various lending institutions and Bankers Trust Company, as agent. +(3)

   4.5           Security Agreement, dated as of February 19, 1997, among Wesley
                 Jessen VisionCare, Inc., Wesley-Jessen Corporation, certain other subsidiaries of Wesley Jessen VisionCare, Inc. and Bankers Trust Company, as Collateral Agent. +(2)

   4.6           Pledge Agreement, dated as of February 19, 1997, by Wesley
                 Jessen VisionCare, Inc., Wesley-Jessen Corporation and certain other subsidiaries of Wesley Jessen VisionCare, Inc. in favor of Bankers Trust Company, as Collateral Trustee and Agent. +(2)

   4.7 Subsidiary Guaranty, dated as of February 19, 1997, made by each subsidiary of Wesley-Jessen Corporation named therein and Bankers Trust Company, as Agent. (2)

   4.8 Subordinated seller's note, dated as of October 2, 1996, by Wesley-Jessen Corporation in favor of Pilkington plc. (1)

   10.1          Wesley Jessen VisionCare, Inc. 1997 Stock Incentive Plan. (2)*

   10.2          Wesley Jessen VisionCare, Inc. Non-Employee Director Stock
                 Option Plan. (2)*

   10.3          Amended and Restated Advisory Agreement, dated as of October 2,
                 1996, between Wesley-Jessen Corporation and Bain Capital, Inc.
                 (1)


Exhibit No.   Exhibit Description
-----------   ---------------------------------------------------------------
10.4          Stock Purchase Agreement, dated as of June 28, 1995, among Wesley-
              Jessen Holding, Inc. and the various purchasers named therein. (1)

10.5          Agreement, dated as of December 21, 1992, between Wesley-Jessen
              Corporation and Tech Medical Inc, regarding casting cups, as amended. (1)

10.6          Employment Agreement, dated June 28, 1995 between the Company and
              Kevin J. Ryan. (1)*

10.7          Employment Agreement, dated June 28, 1995 between the Company and
              Edward J. Kelley. (1)*

10.8          Wesley-Jessen Holding, Inc. 1995 Stock Purchase and Option Plan.
              (1)*

10.9          Wesley-Jessen Holding, Inc. 1996 Stock Option Plan. (1)*

10.10 Management Agreement, effective as of June 28, 1995 and dated as of April 5, 1996, by and between the Company and Kevin J. Ryan
              (with an attached schedule setting forth the terms of other Named
              Executives). (1)*

10.11 Indemnification Agreement, dated as of March 4, 1997 and effective as of February 12, 1997, between Kevin J. Ryan and the Company with an attached schedule listing the other officers and directors who entered into such an agreement. (2)*

10.12         Lease agreements relating to the Company's Southampton, United
              Kingdom manufacturing facility. (1)

10.13 Lease agreements relating to the Company's San Diego, California manufacturing facility. (1)

10.14         Wesley-Jessen Corporation Professional Incentive Program (1996).
              (1)

10.15         Wesley Jessen VisionCare, Inc. Employee Stock Discount Purchase
              Plan. (2)*

10.16 Asset Purchase Agreement, dated as of January 24, 1997 by and among Wesley-Jessen Corporation, PBH, Inc. and The Cooper
              Companies, Inc. +(2)

10.17         Unsecured promissory note, dated as of May 7, 1997, by Kevin J.
              Ryan in favor of Wesley-Jessen Corporation. (4)*

11.1          Earnings Per Share.

21.1          Subsidiaries of the Company. (1)

23.1          Consent of  PricewaterhouseCoopers LLP.

27.1          Financial Data Schedule.

     (1) Incorporated by reference to the applicable exhibit to the Registrant's Registration Statement on Form S-1, Registration No. 333-17353.
     (2) Incorporated by reference to the applicable exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 29, 1997, File No. 0-22033.
     (3) Incorporated by reference to the applicable exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 27, 1997, File No. 0-22033
     (4) Incorporated by reference to the applicable exhibit to the Registrant's Registration Statement on Form S-1, Registration No. 333-32493.
      + The Company agrees to furnish supplementally to the Commission a copy of any omitted schedule or exhibit to such agreement upon request by the Commission.
      * Management contract, compensatory plan or arrangement required to be filed as an exhibit pursuant to item 14(c) of this report.