Form 10-Q
period 1999-04-03
WESLEY JESSEN VISIONCARE INC
filed 1999-05-17
CIK 1027584

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------

                                   FORM 10--Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended April 3, 1999

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                         Commission file number 0-22003

                               ----------------

                         WESLEY JESSEN VISIONCARE, INC.
             (Exact name of registrant as specified in its charter)

                Delaware                               36-4023739
        (State of Incorporation)         (I.R.S Employer Identification office)

                             333 East Howard Avenue
                        Des Plaines, Illinois 60018-5903
                                  847-294-3000
 (Address and telephone number, including area code, of registrant's principal executive office)

                               ----------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

    The number of shares of Common Stock ($0.01 par value) of the Registrant outstanding as of May 7, 1999 was 17,095,350.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         WESLEY JESSEN VISIONCARE, INC.

                                     INDEX

                                                                       Page No.
                                                                       --------
PART I--FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
  Condensed Consolidated Balance Sheets at April 3, 1999 and December
   31, 1998...........................................................      1
  Condensed Consolidated Statements of Operations for the three months
   ended April 3, 1999 and March 28, 1998.............................      2
  Condensed Consolidated Statements of Cash Flows for the three months ended
  April 3, 1999 and March 28, 1998....................................      3
  Notes to the Condensed Consolidated Financial Statements............    4-7
Item 2. Management's Discussion and Analysis of Financial Condition
 and Results of Operations............................................   8-12
PART II--OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K..............................     13
  Signatures..........................................................     14

                         PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

                         WESLEY JESSEN VISIONCARE, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      (in thousands except share amounts)

                                                        April 3,   December 31,
                                                          1999         1998
                                                       ----------  ------------
                                                       (Unaudited)
                        ASSETS
                        ------
Current assets:
 Cash and cash equivalents............................  $  7,557     $  8,859
 Accounts receivable--trade, net......................    43,178       47,363
 Other receivables....................................     6,828        6,840
 Inventories..........................................    59,949       62,055
 Deferred income taxes................................    18,583       18,602
 Prepaid expenses.....................................     6,148        6,977
 Assets held for sale.................................     1,222        1,222
                                                        --------     --------
    Total current assets..............................   143,465      151,918
                                                        --------     --------
Property, plant and equipment, net....................    42,340       36,338
Other assets..........................................     6,302        6,011
Deferred income taxes.................................     3,528        3,528
Notes receivable......................................     1,846        1,803
Goodwill, net.........................................     2,560        2,569
Capitalized financing fees, net.......................     2,194        2,351
                                                        --------     --------
    Total assets......................................  $202,235     $204,518
                                                        ========     ========
         LIABILITIES AND STOCKHOLDERS' EQUITY
         ------------------------------------
Current liabilities:
 Trade accounts payable...............................  $ 17,910     $ 17,689
 Accrued compensation and benefits....................    15,456       25,565
 Accrued advertising..................................     4,030        4,060
 Other accrued liabilities............................     8,435        9,744
 Transition reserve...................................     6,663        7,886
 Income taxes payable.................................     4,232        3,257
                                                        --------     --------
    Total current liabilities.........................    56,726       68,201
                                                        --------     --------
Negative goodwill, net................................    12,313       12,587
Long term debt........................................    72,000       69,000
Other liabilities.....................................     5,869        4,778
                                                        --------     --------
    Total liabilities.................................   146,908      154,566
                                                        --------     --------
Stockholders' equity
 Common stock, $.01 par value, 50,000,000 shares
  authorized, 17,093,699
  and 16,994,884 issued and outstanding at April 3,
  1999 and December 31, 1998, respectively............       181          180
 Additional paid in capital...........................    62,077       60,847
 Accumulated earnings ................................    16,642       10,438
 Treasury stock, 1,000,000 shares at April 3, 1999 and
  December 31,
  1998, at cost.......................................   (21,306)     (21,306)
 Accumulated other comprehensive loss.................    (2,267)        (207)
                                                        --------     --------
    Total stockholders' equity........................    55,327       49,952
                                                        --------     --------
    Total liabilities and stockholders' equity........  $202,235     $204,518
                                                        ========     ========

   The accompanying notes are an integral part of these financial statements.

                         WESLEY JESSEN VISIONCARE, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)

                                                           Three Months Ended
                                                         ----------------------
                                                          April 3,   March 28,
                                                            1999        1998
                                                         ----------- ----------
                                                         (Unaudited) (Unaudited)
Net sales...............................................   $76,311    $70,595
                                                           -------    -------
Operating costs and expenses:
 Cost of goods sold.....................................    25,118     21,939
 Marketing and administrative...........................    38,403     37,563
 Research and development...............................     2,873      2,386
 Amortization of goodwill...............................      (229)      (274)
                                                           -------    -------
Income from operations..................................    10,146      8,981
Other (income) expense:
 Interest income........................................      (188)      (124)
 Interest expense.......................................     1,211      1,120
                                                           -------    -------
Income before income taxes..............................     9,123      7,985
Income tax expense......................................    (2,919)    (2,715)
                                                           -------    -------
Net income..............................................   $ 6,204    $ 5,270
                                                           =======    =======
Net income per common share:
 Basic..................................................   $  0.36    $  0.30
 Diluted................................................   $  0.34    $  0.27
Weighted average common shares outstanding
 Basic..................................................    17,039     17,784
 Diluted................................................    18,455     19,396


   The accompanying notes are an integral part of these financial statements.

                         WESLEY JESSEN VISIONCARE, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                          Three Months Ended
                                                        ----------------------
                                                         April 13,  March 28,
                                                           1999        1998
                                                        ----------- ----------
                                                        (Unaudited) (Unaudited)
Operating activities:
 Net income............................................  $  6,204    $ 5,270
 Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
  Depreciation expense.................................     1,135        475
  Amortization of capitalized financing fees...........       156        141
  Amortization of goodwill.............................      (229)      (274)
  Gain (loss) on disposal of property, plant, and
   equipment...........................................         8        (20)
  Deferred income tax..................................       (11)     2,187
 Changes in balance sheet items:
  Accounts receivable--trade, net......................     3,086     (4,002)
  Other receivables....................................      (130)    (1,060)
  Inventories..........................................       919     (2,882)
  Prepaid expenses.....................................       794        824
  Other assets.........................................      (305)       166
  Notes receivable.....................................       (43)       --
  Trade accounts payable...............................       529      1,329
  Accrued liabilities..................................   (12,354)    (5,649)
  Other liabilities....................................     1,188       (678)
  Income taxes payable.................................     1,747     (1,884)
                                                         --------    -------
    Cash provided by (used in) operating activities....     2,694     (6,057)
                                                         --------    -------
Investing activities:
 Capital expenditures..................................    (7,783)    (1,972)
 Proceeds from the sale of property, plant and
  equipment............................................         9        --
                                                         --------    -------
    Cash used in investing activities..................    (7,774)    (1,972)
                                                         --------    -------
Financing activities:
 Issuance of stock.....................................       685      2,776
 Proceeds from long term debt..........................     8,000      5,000
 Payments of long term debt............................    (5,000)       --
                                                         --------    -------
    Cash provided by financing activities..............     3,685      7,776
                                                         --------    -------
 Effect of exchange rates on cash and cash
  equivalents..........................................        93        171
 Net decrease in cash and cash equivalents.............    (1,302)       (82)
Cash and cash equivalents:
 Beginning of period...................................     8,859      4,759
                                                         --------    -------
 End of period.........................................  $  7,557    $ 4,677
                                                         ========    =======
Supplemental disclosure of cash flow information
 Cash paid during the period for interest..............  $  1,079    $   977
                                                         ========    =======
 Cash paid during the period for taxes, net............  $    371    $ 1,582
                                                         ========    =======

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

   The unaudited financial information presented reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the consolidated financial statements for an interim period. All such adjustments are of a normal, recurring nature. Results of operations for an interim period are not necessarily indicative of results for the full year. These interim financial statements should be read in conjunction with the financial statements and related notes contained in the Annual Report on Form 10-K for the year ended December 31, 1998.

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

2. Net Income Per Common Share

   The Company calculates net income per common share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share." The difference between the weighted average shares used in the computation of basic and diluted earnings per share of 1,416 and 1,612 for the three months ended April 3, 1999 and March 28, 1998, respectively, is the dilutive effect of outstanding stock options, using the treasury stock method from the date of grant.

                         WESLEY JESSEN VISIONCARE, INC.

                                  (Unaudited)


3. Transition Reserve and Restructuring Charge

   On October 2, 1996, the Company acquired the contact lens business of Pilkington plc, operating as the Pilkington Barnes Hind Group ("the Barnes-Hind Acquisition"). In connection with the Barnes-Hind Acquisition, management approved a plan to integrate the acquired operations, for which an accrual of $20.4 million ("transition reserve") was established in purchase accounting. The transition reserve included costs related to the closure of the Barnes-Hind corporate offices in Sunnyvale, California which was completed in the third quarter of 1997 and resulted in the termination of 123 employees. The Company announced the closing of its manufacturing operations in San Diego, California expected to be substantially complete by March, 2000, with a shift of conventional lens production to its plant in Cidra, Puerto Rico. The plant closing will result in the termination of 471 employees (of whom 261 had been terminated as of April 3, 1999). Payments related to the transition reserve are as follows (in thousands):

                                                           Facility
                                     Employee    Lease    Restoration
                                     Related  Termination  and Other
                                      Costs      Costs       Costs     Total
                                     -------- ----------- ----------- -------
Transition reserve at December 31,
 1998...............................  $7,169     $ 542       $ 175    $ 7,886
Charges against reserve.............    (885)     (235)       (103)    (1,223)
                                      ------     -----       -----    -------
Transition reserve at April 3,
 1999...............................  $6,284     $ 307       $  72    $ 6,663
                                      ======     =====       =====    =======

   In addition to the transition plan, the Company committed to a plan to restructure the Wesley Jessen operations following the Barnes-Hind Acquisition.
Pursuant to the restructuring plan, the Chicago distribution facilities were consolidated with those at Des Plaines, Illinois in October, 1997. The restructuring reserve of $0.3 million at April 3, 1999, consists of costs related to employee termination, lease termination and other restructuring costs associated with the consolidation of certain Wesley Jessen facilities in Europe with facilities acquired in the Barnes-Hind Acquisition. Usage of the restructuring reserve is as follows (in thousands):

                                     Employee    Lease
                                     Related  Termination
                                      Costs      Costs    Other Costs  Total
                                     -------- ----------- ----------- -------
Restructuring reserve at December
 31, 1998...........................  $  187     $ 288       $ 114    $   589
Charges against reserve.............     (65)      (55)         (4)      (124)
Reversed to income..................     --       (165)        --        (165)
                                      ------     -----       -----    -------
Restructuring reserve at April 3,
 1999...............................  $  122     $  68       $ 110    $   300
                                      ======     =====       =====    =======

4. Accounts Receivable--Trade, Net

   Accounts receivable--trade, net consist of the following (in thousands):

                                                            April   December 31,
                                                           3, 1999      1998
                                                           -------  ------------
   Trade receivables...................................... $58,175    $ 62,968
   Less allowances:
     Doubtful accounts....................................  (5,042)     (4,992)
     Sales returns and adjustments........................  (9,955)    (10,613)
                                                           -------    --------
                                                           $43,178    $ 47,363
                                                           =======    ========

                         WESLEY JESSEN VISIONCARE, INC.

                                  (Unaudited)


5. Inventories

   Inventories consist of the following (in thousands):

                                                             April  December 31,
                                                            3, 1999     1998
                                                            ------- ------------
      Raw materials........................................ $ 5,929   $ 5,934
      Work-in-process......................................   5,914     6,463
      Finished goods.......................................  48,106    49,658
                                                            -------   -------
                                                            $59,949   $62,055
                                                            =======   =======

6. Property, Plant and Equipment, Net

   Property, plant and equipment, net consist of the following (in thousands):

                                                          April 3,  December 31,
                                                            1999        1998
                                                          --------  ------------
      Buildings and improvements......................... $  9,411    $ 9,449
      Machinery, equipment, furniture and fixtures.......   19,403     19,638
      Construction-in-progress...........................   18,178     11,450
                                                          --------    -------
                                                            46,992     40,537
      Less accumulated depreciation......................   (4,652)    (4,199)
                                                          --------    -------
                                                          $ 42,340    $36,338
                                                          ========    =======

7. Long-Term Debt

   The Company's credit agreement consists of a $170.0 million revolving loan facility, the availability of which will be reduced by $20.0 million on September 11, 2000 and $20.0 million on September 11, 2001. The facility matures on September 11, 2002. The agreement became effective on July 29, 1998 when the then-existing bank credit agreement was amended to increase the borrowing availability to permit the repurchase of a maximum of $35.0 million of the Company's common stock.

   Amounts borrowed under the Amended Bank Credit Agreement bear interest at either the Base Rate (higher of (i) 0.5% in excess of the Federal Reserve reported adjusted certificate of deposit rate and (ii) the lender's prime lending rate plus a margin up to 0.5% based on leverage ratios calculated as of certain dates) or the Eurodollar Rate as determined by the lenders plus a margin of 0.375% to 1.500% based on the type of loan and leverage ratios calculated as of certain dates as defined in the credit agreement. Additionally, the Company is required to pay a commitment fee on the unutilized revolving loan commitment, as defined in the credit agreement, ranging from 0.175% to 0.400% based on leverage ratios calculated as of certain dates. The unutilized portion of the credit facility at April 3, 1999 was $98.0 million. The credit facility is guaranteed by each of the Company's domestic subsidiaries and secured by essentially all assets of the domestic subsidiaries.

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

   The components of comprehensive income for the three months ended April 3, 1999 and March 28, 1998 are as follows (in thousands):

                                                             Three Months Ended
                                                             -------------------
                                                             April 3,  March 28,
                                                               1999      1998
                                                             --------  ---------
      Net income............................................ $ 6,204    $5,270
      Foreign currency translation adjustments..............  (2,060)     (603)
                                                             -------    ------
      Comprehensive income.................................. $ 4,144    $4,667
                                                             =======    ======

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

10. Acquisitions

   In May, 1999, the Company, through its Hong Kong subsidiary, executed a purchase agreement to acquire certain assets of Eycon Lens (Hong Kong) Co., Ltd. from its sole shareholder. In June and July, 1998, the Company completed two other international acquisitions. The total adjusted purchase price for the three acquisitions, including related fees and expenses of approximately $3.2 million was funded with existing liquidity. The Company accounted for the acquisitions under the purchase method of accounting. None of these acquisitions were material to the Company's financial statements.

11. Business segments and geographical information

   The Company operates in one product segment--the development, manufacture and marketing of contact lenses. The aggregation criteria for sales are based on point of production and shipment.

   Financial information by geographic area is as follows (in thousands):

                                                                 For the Three
                                                                 months Ended
                                                               -----------------
                                                                April  March 28,
                                                               3, 1999   1998
                                                               ------- ---------
      Net sales:
      United States (including Puerto Rico)................... $50,198  $50,228
      United Kingdom..........................................   8,661    7,049
      Rest of the world.......................................  17,452   13,318
                                                               -------  -------
                                                               $76,311  $70,595
                                                               =======  =======

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

Results of Operations

 Three Months Ended April 3, 1999 (Unaudited) Compared to Three Months Ended March 28, 1998 (Unaudited)

   Net sales for the three months ended April 3, 1999 increased $5.7 million, or 8.1%, to $76.3 million from $70.6 million for the three months ended March 28, 1998. This increase resulted primarily from 42.8% growth in the sales of disposable and planned replacement contact lenses led by the launch of FreshLook ColorBlends and FreshLook Toric, from $27.4 million to $39.1 million, offset by a 13.9% decline in the sales of conventional lens products, from $43.2 million to $37.2 million. Sales of disposable and planned replacement lenses grew 59.2% in the U.S. and 23.7% internationally, while sales of conventional lenses fell 8.2% domestically and 22.7% in the rest of the world. Total sales in the United States grew 16.1%, with total international sales posting a decrease of 2.8% for the three month period.

   Gross profit for the three months ended April 3, 1999 increased $2.5 million, or 5.2%, to $51.2 million from $48.7 million in the comparable 1998 period. Gross profit margin decreased 1.8% to 67.1% in 1999, reflecting temporary inefficiencies related to increased production to meet the sales demand for new products.

   Marketing and administrative expenses for the three months ended April 3, 1999 increased by $0.8 million, or 2.2%, to $38.4 million from $37.6 million for the three months ended March 28, 1998. This increase was largely due to higher selling expenses incurred to support an expansion of the international direct salesforce. As a percentage of net sales, marketing and administrative expenses decreased to 50.3% in the 1999 period from 53.2% in the 1998 period.

   Research and development expenses increased $0.5 million, or 20.4%, to $2.9 million for the three months ended April 3, 1999 from $2.4 million for the three months ended March 28, 1998. As a percentage of net sales, research and development expenses increased to 3.8% in the 1999 period from 3.4% in the 1998 period. The increase was driven by developmental spending for the bifocal lens product and regulatory costs for gaining approval to market new products in Japan.

   Interest expense increased 8.1% to $1.2 million for the three months ended April 3, 1999 from $1.1 million for the three months ended March 28, 1998 due to higher average debt balances in 1999, partially offset by the effects of lower current year interest rates available to the Company under its revolving credit facility.

   Net income for the three months ended April 3, 1999 increased $0.9 million, or 17.7%, to $6.2 million from $5.3 million for the three months ended March 28, 1998 as improvement in gross profit was partially offset by increased spending in marketing and administrative expenses along with higher research and development costs and a more favorable year-over-year effective tax rate. The decrease in the effective tax rate to 32% in 1999 from 34% in 1998 was primarily due to a shift in the mix of earnings among the Company's various operations.

Liquidity and Capital Resources

   The Company finances its operations primarily through funds provided from operations and through borrowings under its revolving credit facility. For the three months ended April 3, 1999, the Company generated approximately $2.7 million in cash from operating activities, primarily as a result of profitability gains and a higher income taxes payable balance, along with improved customer collections and decreased inventory levels, partially offset by payments made for the prior year's performance related compensation and integration costs related to the Barnes-Hind Acquisition. For the three months ended March 28, 1998, the Company used approximately $6.1 million in cash from operating activities. This use resulted from increases in accounts receivable and inventories, along with payments made for the prior year's performance related compensation and integration costs relating to the Barnes-Hind Acquisition, partially offset by improvements in profitability and an increase in accounts payable. Since December 31, 1998, the Company has incurred additional borrowings of $3.0 million, primarily to fund capital expenditures.

   For the three months ended April 3, 1999 and March 28, 1998, the Company made capital expenditures of approximately $7.8 million and $2.0 million, respectively. The majority of these capital expenditures in 1999 were for production capacity expansion, information technology enhancements, and site consolidations. The Company anticipates additional capital expenditures of approximately $23.4 million will be made throughout 1999 to continue capacity expansion, further consolidate locations and improve management information systems. The Company expects to fund these capital expenditures primarily by cash generated from operating activities and borrowings under its revolving credit facility.

   As a result of the Barnes-Hind Acquisition, the Company expects to incur integration costs of approximately $20.4 million, principally for severance costs and lease expenses on vacated premises. Management expects that this restructuring will be substantially completed by March, 2000. As of April 3, 1999, the Company has paid $13.7 million of these integration costs.

   The Company maintains a $170 million revolving credit facility under the Amended Bank Credit Agreement. As of April 3, 1999, the Company had approximately $98.0 million in borrowing availability under this facility. The Amended Bank Credit Agreement imposes certain restrictions on the Company, including restrictions on its ability to incur indebtedness, declare dividends or other distributions, make investments and capital expenditures, grant liens, sell its assets and engage in certain other activities. In addition, the indebtedness of the Company under the Amended Bank Credit Agreement is secured by substantially all of the assets of the Company, including the Company's real and personal property, inventory, accounts receivable, intellectual property and other tangible assets.

   Management believes that, based on current levels of operations and anticipated internal growth, cash flow from operations, together with other available sources of funds including borrowings under the Amended Bank Credit Agreement and cash on hand at April 3, 1999 of $7.6 million, will be adequate over the next twelve months to make required payments of principal and interest on the Company's indebtedness, to fund anticipated capital expenditures and working capital requirements, including the aforementioned restructuring and integration costs, and to enable the Company and its subsidiaries to comply with the terms of their debt agreements. However, actual capital requirements may change, particularly as a result of any acquisitions the Company may pursue. The ability of the Company to meet its debt service obligations and reduce its total debt will be dependent upon the future performance of the Company and its subsidiaries which, in turn, will be subject to general economic conditions and to financial, business and other factors, including factors beyond the Company's control. A significant portion of the consolidated debt of the Company bears interest at floating rates; therefore, the Company's financial condition is and will continue to be affected by changes in prevailing interest rates. In December, 1996, the Company purchased an interest rate cap on $35.0 million of notional principal amount at a fixed rate of 8.5%, which expires on December 31, 1999. The cap is intended to provide partial protection from potential exposure relating to the Company's variable rate debt instruments.

   Approximately 38% of net sales for the three months ended April 3, 1999 were to international customers and the Company expects that sales to international customers will continue to represent a material portion of its net sales. Historically, fluctuations in foreign currency exchange rates have had only a minor impact on the Company's results of operations and the Company does not expect such fluctuations to be material in the foreseeable future.

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

Recent Acquisitions

   In May, 1999, the Company, through its Hong Kong subsidiary, executed a purchase agreement to acquire certain assets of Eycon Lens (Hong Kong) Co., Ltd. from its sole shareholder. In June and July, 1998, the Company completed two other international acquisitions. The total adjusted purchase price for the three acquisitions, including additional fees and expenses, of approximately $3.2 million was funded with existing liquidity. The Company accounted for the acquisitions under the purchase method of accounting. None of these acquisitions were material to the Company's financial statements.

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

   The Company has undertaken a global approach to addressing the Year 2000 issue. Thus far, the Company has identified the areas of its operations in which the Year 2000 issue may arise and conducted a global survey of all personal computer, software and other essential equipment to identify components that must be modified or replaced. A formal plan has been established to acquire and repair existing Company personal computers and associated software by June, 1999. An assessment of manufacturing equipment and software has been completed. Mainframe system software modifications are progressing according to plan and, in instances where critical, are being tested. During the first three months of 1999, certain manufacturing and application software, which had been remediated and validated, were moved to the production environment. By June 30, 1999, the Company expects critical systems to be modified, tested and implemented. In addition, the Company has initiated written communications with significant suppliers and all banking institutions with which the Company has financial arrangements to determine the extent to which the Company's systems and operations are vulnerable to those third parties' failures to remediate their Year 2000 compliance problems. The Company's global steering committee meets bi-weekly to monitor the progress of testing all Company Information Technology ("IT") and relevant non-IT systems, to establish milestones for completion of specific Year 2000-related tasks throughout the Company's facilities, and to supervise generally the measures taken by the Company to address the Year 2000 issue.

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

   The Company is using both internal and external resources to identify and test systems for Year 2000 compliance and to modify or replace them where necessary. To assure Year 2000 compliance, the Company has made commitments of $1.9 million to date, of which $0.6 million and $0.8 million was spent in 1999 and 1998, respectively, and has projected additional commitments of $1.2 million in future periods. The majority of these costs will be expensed as incurred, with the remainder treated as capital expenditures. Costs related to Year 2000 compliance were not significant in the years prior to 1998.

   At this time, management is unable to estimate the effect of noncompliance with the Year 2000 issue on the Company's results of operations, liquidity and financial condition beyond the belief that noncompliance would be material in nature. To mitigate the potential risk related to unsuccessful remediation on either the part of the Company or its significant suppliers or bankers, a contingency plan is being developed and is scheduled for completion in the third quarter of 1999.

Conversion to Euro Currency

   On January 1, 1999, eleven member countries of the European Union established fixed conversion rates between their existing currencies ("legacy currencies") and one common currency-the euro. The conversion to the euro will eliminate currency exchange risk between member countries. Beginning in January, 2002, new euro-denominated bills and coins will be issued, and legacy currencies will be withdrawn from circulation. The transition period for the introduction of the euro will be between January 1, 1999 and June 30, 2002.

   The Company conducts business in some member countries affected. The more important issues facing the Company include: converting information technology systems; negotiating and amending business agreements and contracts; processing tax and accounting records; and potentially the competitive impact of cross-border price transparency. In conjunction with the Year 2000 effort, the Company's operating subsidiaries affected by the euro currency conversion are addressing the issues involved, currently with preliminary emphasis on order processing, banking and assessment of financial systems. Due to the uncertainties involved, the issue of one common currency's effect on pricing and its impact on results of operations cannot be reasonably estimated at this time.

   Based on our work to date, we believe the euro currency conversion has not and will not have a material impact on the Company's consolidated financial condition and results of operations.

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

                           PART II OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

   (a) Exhibits.

   The following exhibits are filed herewith and made a part hereof:

Exhibit
No.      Description of Exhibit
-------  ------------------------
27.1     Financial Data Schedule.

   (b) Reports on Form 8-K.

   None.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          WESLEY JESSEN VISIONCARE, INC.

                                          By /s/ Ronald J. Artale
                                            ___________________________________
                                                Ronald J. Artale
                                                (Duly authorized officer,
                                                Vice President and Controller)