Form 10-Q
period 1999-07-03
WESLEY JESSEN VISIONCARE INC
filed 1999-08-17
CIK 1027584

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                               ----------------

                                   FORM 10-Q

                               ----------------

(Mark
One)

  [X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 3, 1999

                                       OR

  [_]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 0-22003

                               ----------------

                         WESLEY JESSEN VISIONCARE, INC.
             (Exact name of registrant as specified in its charter)

                Delaware                               36-4023739
        (State of Incorporation)          (I.R.S. Employer Identification No.)

                             333 East Howard Avenue
                        Des Plaines, Illinois 60018-5903
                                  847-294-3000
 (Address and telephone number, including area code, of registrant's principal executive office)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   The number of shares of Common Stock ($0.01 par value) of the Registrant outstanding as of August 12, 1999 was 17,283,024.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         WESLEY JESSEN VISIONCARE, INC.

                                     INDEX

                                                                         Page No.
                                                                         --------
PART I--FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

  Condensed Consolidated Balance Sheets at July 3, 1999 and December
   31, 1998............................................................       1

  Condensed Consolidated Statements of Operations for the three and six
   months ended July 3, 1999 and June 27, 1998.........................       2

  Condensed Consolidated Statements of Cash Flows for the six months
   ended July 3, 1999 and June 27, 1998................................       3

  Notes to the Condensed Consolidated Financial Statements.............     4-8

Item 2. Management's Discussion and Analysis of Financial Condition and
 Results of Operations.................................................    9-14

Item 3. Quantitative and Qualitative Disclosures About Market Risk.....      14

PART II--OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Shareholders................      15

Item 6. Exhibits and Reports on Form 8-K...............................      15

Signatures.............................................................      16

                         PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

                         WESLEY JESSEN VISIONCARE, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      (in thousands except share amounts)

                                                         July 3,   December 31,
                        ASSETS                            1999         1998
                        ------                         ----------- ------------
                                                       (Unaudited)
Current assets:
  Cash and cash equivalents...........................  $ 11,403     $  8,859
  Accounts receivable--trade, net.....................    45,054       47,363
  Other receivables...................................     6,989        6,840
  Inventories.........................................    57,847       62,055
  Deferred income taxes...............................    18,582       18,602
  Prepaid expenses....................................     6,057        6,977
  Assets held for sale................................       --         1,222
                                                        --------     --------
    Total current assets..............................   145,932      151,918
                                                        --------     --------
Property, plant and equipment, net....................    49,115       36,338
Investment in affiliate...............................     2,415          --
Other assets..........................................     5,733        6,011
Deferred income taxes.................................     3,529        3,528
Notes receivable......................................     1,813        1,803
Goodwill, net.........................................     2,622        2,569
Capitalized financing fees, net.......................     2,038        2,351
                                                        --------     --------
    Total assets......................................  $213,197     $204,518
                                                        ========     ========
         LIABILITIES AND STOCKHOLDERS' EQUITY
         ------------------------------------
Current liabilities:
  Trade accounts payable..............................  $ 15,438     $ 17,689
  Accrued compensation and benefits...................    20,036       25,565
  Accrued advertising.................................     6,510        4,060
  Other accrued liabilities...........................     9,750        9,744
  Transition reserve..................................     5,473        7,886
  Income taxes payable................................     4,245        3,257
  Short term debt.....................................       828          --
                                                        --------     --------
    Total current liabilities.........................    62,280       68,201
                                                        --------     --------
Negative goodwill, net................................    12,039       12,587
Long term debt........................................    68,000       69,000
Other liabilities.....................................     6,043        4,778
                                                        --------     --------
    Total liabilities.................................   148,362      154,566
                                                        --------     --------
Stockholders' equity
  Common stock, $.01 par value, 50,000,000 shares
   authorized, 17,187,585 and 16,994,884 issued and
   outstanding at July 3, 1999 and December 31, 1998,
   respectively.......................................       182          180
  Additional paid in capital..........................    63,268       60,847
  Accumulated earnings ...............................    25,807       10,438
  Treasury stock, 1,000,000 shares at July 3, 1999 and
   December 31, 1998, at cost.........................   (21,306)     (21,306)
  Accumulated other comprehensive loss................    (3,116)        (207)
                                                        --------     --------
    Total stockholders' equity........................    64,835       49,952
                                                        --------     --------
    Total liabilities and stockholders' equity........  $213,197     $204,518
                                                        ========     ========

   The accompanying notes are an integral part of these financial statements.

                         WESLEY JESSEN VISIONCARE, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                    (in thousands, except per share amounts)

                                  Three Months Ended       Six Months Ended
                                ----------------------- -----------------------
                                  July 3,    June 27,     July 3,    June 27,
                                   1999        1998        1999        1998
                                ----------- ----------- ----------- -----------
                                (Unaudited) (Unaudited) (Unaudited) (Unaudited)
Net sales.....................    $80,005     $73,417    $156,316    $144,012
                                  -------     -------    --------    --------
Operating costs and expenses:
  Cost of goods sold..........     25,306      22,763      50,424      44,702
  Marketing and
   administrative.............     37,654      35,440      76,057      73,003
  Research and development....      2,913       2,647       5,786       5,033
  Amortization of goodwill,
   net........................       (228)       (273)       (457)       (547)
                                  -------     -------    --------    --------
Income from operations........     14,360      12,840      24,506      21,821
Other (income) expense:
  Interest income.............       (143)       (131)       (331)       (255)
  Interest expense............      1,025       1,263       2,236       2,383
                                  -------     -------    --------    --------
Income before income taxes....     13,478      11,708      22,601      19,693
Income tax expense............     (4,313)     (3,981)     (7,232)     (6,696)
                                  -------     -------    --------    --------
Net income....................    $ 9,165     $ 7,727    $ 15,369    $ 12,997
                                  =======     =======    ========    ========
Net income per common share:
  Basic.......................    $  0.53     $  0.43    $   0.90    $   0.73
  Diluted.....................    $  0.49     $  0.40    $   0.83    $   0.67
Weighted average common shares
 outstanding:
  Basic.......................     17,139      17,859      17,081      17,822
  Diluted.....................     18,599      19,326      18,530      19,367


   The accompanying notes are an integral part of these financial statements.

                         WESLEY JESSEN VISIONCARE, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (in thousands)

                                                           Six Months Ended
                                                        ----------------------
                                                          July 3,    June 27,
                                                           1999        1998
                                                        ----------- ----------
                                                        (Unaudited) (Unaudited)
Operating activities:
  Net income...........................................  $ 15,369    $ 12,997
  Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
    Depreciation expense...............................     2,366         945
    Amortization of capitalized financing fees.........       313         282
    Amortization of goodwill...........................      (458)       (547)
    (Gain) loss on disposal of property, plant, and
     equipment.........................................         5         (24)
    Deferred income tax................................       (11)       (132)
  Changes in balance sheet items:
    Accounts receivable--trade, net....................       670      (6,970)
    Other receivables..................................      (369)       (836)
    Inventories........................................     2,223      (6,488)
    Other assets.......................................     1,068         759
    Trade accounts payable.............................    (1,818)      3,914
    Accrued liabilities................................    (5,049)     (2,211)
    Other liabilities..................................     1,333        (170)
    Income taxes payable...............................     2,594       4,086
                                                         --------    --------
      Cash provided by operating activities............    18,236       5,605
                                                         --------    --------
Investing activities:
  Investment in affiliate..............................    (2,415)        --
  Capital expenditures.................................   (16,225)     (6,652)
  Proceeds from the sale of assets.....................     1,257         --
                                                         --------    --------
      Cash used in investing activities................   (17,383)     (6,652)
                                                         --------    --------
Financing activities:
  Issuance of stock....................................     1,163       1,338
  Repurchase of shares.................................       --      (11,867)
  Proceeds from issuance of debt.......................     9,844      21,000
  Payments of debt.....................................   (10,000)     (1,000)
                                                         --------    --------
      Cash provided by financing activities............     1,007       9,471
                                                         --------    --------
  Effect of exchange rates on cash and cash
   equivalents.........................................       684        (766)
  Net increase in cash and cash equivalents............     2,544       7,658
Cash and cash equivalents:
  Beginning of period..................................     8,859       4,759
                                                         --------    --------
  End of period........................................  $ 11,403    $ 12,417
                                                         ========    ========
Supplemental disclosure of cash flow information
  Cash paid during the period for interest.............  $  2,012    $  2,088
                                                         ========    ========
  Cash paid during the period for taxes, net...........  $  3,196    $  2,353
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

2. Net Income Per Common Share

   The Company calculates net income per common share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share." The difference between the weighted average shares used in the computation of basic and diluted earnings per share is the dilutive effect of outstanding stock options, using the treasury stock method from the date of grant and are as follows (in thousands, except per share amounts):

                                                Three Months     Six Months
                                                    Ended           Ended
                                               --------------- ---------------
                                                July                    June
                                                 3,   June 27, July 3,   27,
                                                1999    1998    1999    1998
                                               ------ -------- ------- -------
   Computation of Basic Net Income Per Share:
     Net income............................... $9,165  $7,727  $15,369 $12,997
     Weighted average common shares
      outstanding............................. 17,139  17,859   17,081  17,822
     Basic net income per share............... $ 0.53  $ 0.43  $  0.90 $  0.73
   Computation of Diluted Net Income Per
    Share:
     Net income............................... $9,165  $7,727  $15,369 $12,997
     Weighted average common shares
      outstanding............................. 17,139  17,859   17,081  17,822
     Net additional shares issuable in
      connection with stock options...........  1,460   1,467    1,449   1,545
     Diluted weighted average common shares
      outstanding............................. 18,599  19,326   18,530  19,367
     Diluted net income per share............. $ 0.49  $ 0.40  $  0.83 $  0.67

                         WESLEY JESSEN VISIONCARE, INC.

                                  (Unaudited)

3. Transition Reserve and Restructuring Charge

   On October 2, 1996, the Company acquired the contact lens business of Pilkington plc, operating as the Pilkington Barnes Hind Group ("the Barnes-Hind Acquisition"). In connection with the Barnes-Hind Acquisition, management approved a plan to integrate the acquired operations, for which an accrual of $20.4 million ("transition reserve") was established in purchase accounting. The transition reserve included costs related to the closure of the Barnes-Hind corporate offices in Sunnyvale, California which was completed in the third quarter of 1997 and resulted in the termination of 123 employees. The Company announced the closing of its manufacturing operations in San Diego, California expected to be substantially complete by March, 2000, with a shift of conventional lens production to its plant in Cidra, Puerto Rico. The plant closing will result in the termination of 471 employees (of whom 321 had been terminated as of July 3, 1999). Payments related to the transition reserve are as follows (in thousands):

                                                          Facility
                                   Employee     Lease    Restoration
                                   Related   Termination  and Other
                                    Costs       Costs       Costs     Total
                                   --------  ----------- ----------- -------
   Transition reserve at December
    31, 1998...................... $ 7,169      $ 542       $ 175    $ 7,886
   Charges against reserve........  (1,923)      (276)       (214)    (2,413)
   Reallocation of reserve........    (700)       (80)        780        --
                                   -------      -----       -----    -------
   July 3, 1999................... $ 4,546      $ 186       $ 741    $ 5,473
                                   =======      =====       =====    =======

   In addition to the transition plan, the Company committed to a plan to restructure the Wesley Jessen operations following the Barnes-Hind Acquisition. Pursuant to the restructuring plan, the Chicago distribution facilities were consolidated with those at Des Plaines, Illinois in October, 1997. The restructuring reserve of $0.3 million as of July 3, 1999 was dedicated to costs related to employee termination, lease termination and other restructuring costs associated with the consolidation of certain Wesley Jessen facilities in Europe with facilities acquired in the Barnes-Hind Acquisition. Usage of the restructuring reserve is as follows (in thousands):

                                            Employee    Lease
                                            Related  Termination Other
                                             Costs      Costs    Costs  Total
                                            -------- ----------- -----  -----
   Restructuring reserve at December 31,
    1998..................................    $187      $ 288    $114   $ 589
   Charges against reserve................     (81)       (65)     (4)   (150)
   Reversed to income.....................     --        (172)    --     (172)
                                              ----      -----    ----   -----
   Restructuring reserve at July 3, 1999..    $106      $  51    $110   $ 267
                                              ====      =====    ====   =====

4. Accounts Receivable-Trade, Net

   Accounts receivable-trade, net consist of the following (in thousands):

                                                           July 3,  December 31,
                                                            1999        1998
                                                           -------  ------------
      Trade receivables................................... $57,647    $ 62,968
      Less allowances:
        Doubtful accounts.................................  (4,174)     (4,992)
        Sales returns and adjustments.....................  (8,419)    (10,613)
                                                           -------    --------
                                                           $45,054    $ 47,363
                                                           =======    ========

                         WESLEY JESSEN VISIONCARE, INC.

                                  (Unaudited)


5. Inventories

   Inventories consist of the following (in thousands):

                                                            July 3, December 31,
                                                             1999       1998
                                                            ------- ------------
      Raw materials........................................ $ 5,277   $ 5,934
      Work-in-process......................................   7,492     6,463
      Finished goods.......................................  45,078    49,658
                                                            -------   -------
                                                            $57,847   $62,055
                                                            =======   =======

6. Property, Plant and Equipment, Net

   Property, plant and equipment, net consist of the following (in thousands):

                                                           July 3,  December 31,
                                                            1999        1998
                                                           -------  ------------
      Buildings and improvements.......................... $ 9,492    $ 9,449
      Machinery, equipment, furniture and fixtures........  21,150     19,638
      Construction-in-progress............................  23,964     11,450
                                                           -------    -------
                                                            54,606     40,537
      Less accumulated depreciation.......................  (5,491)    (4,199)
                                                           -------    -------
                                                           $49,115    $36,338
                                                           =======    =======

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

   Amounts borrowed under the credit agreement bear interest at either the Base Rate (higher of (i) 0.5% in excess of the Federal Reserve reported adjusted certificate of deposit rate and (ii) the lender's prime lending rate plus a margin up to 0.5% based on leverage ratios calculated as of certain dates) or the Eurodollar Rate as determined by the lenders plus a margin of 0.375% to 1.500% based on the type of loan and leverage ratios calculated as of certain dates as defined in the credit agreement. Additionally, the Company is required to pay a commitment fee on the unutilized revolving loan commitment, as defined in the credit agreement, ranging from 0.175% to 0.400% based on leverage ratios calculated as of certain dates. The unutilized portion of the credit facility at July 3, 1999 was $102.0 million. The credit facility is guaranteed by each of the Company's domestic subsidiaries and secured by essentially all assets of the domestic subsidiaries.

   The credit agreement contains a number of covenants restricting the Company and its subsidiaries with respect to the incurrence of indebtedness, the creation of liens, the consummation of certain transactions such as sales of substantial assets, mergers or consolidations, the making of certain investments, capital expenditures and payment of dividends. In addition, the Company is required to maintain certain financial covenants and ratios.

                         WESLEY JESSEN VISIONCARE, INC.

                                  (Unaudited)


8. Comprehensive Income

   Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," which requires the disclosure of all non-owner changes in equity.

   The components of comprehensive income for the three and six months ended July 3, 1999 and June 27, 1998 are as follows (in thousands):

                                             Three Months      Six Months
                                                 Ended            Ended
                                            ---------------- ----------------
                                             July                      June
                                              3,    June 27, July 3,    27,
                                             1999     1998    1999     1998
                                            ------  -------- -------  -------
   Net income.............................. $9,165   $7,727  $15,369  $12,997
   Foreign currency translation
    adjustments............................   (849)    (652)  (2,909)  (1,255)
                                            ------   ------  -------  -------
   Comprehensive income.................... $8,316   $7,075  $12,460  $11,742
                                            ======   ======  =======  =======

9. Treasury Stock Purchase Plan

   The Board of Directors approved a share repurchase plan on June 10, 1998 which the Company completed on September 18, 1998. Under the plan, the Company repurchased one million shares of its outstanding common stock. Repurchases were made periodically in normal market trading at prevailing prices. The funding of the program came from operating cash flow and the existing bank facility. Beginning in the third quarter of 1999, a portion of the stock will be reissued in connection with the Company's stock incentive plans, the employee stock purchase plans and employee stock awards.

10. Acquisitions and Investments

   In June, 1999, the Company established a minority investment interest of $2.4 million in Inoveon Corporation, represented by a 16.4% ownership in shares of convertible Series A preferred stock. Inoveon, an Internet disease management company, has granted the Company exclusive U.S. rights to market a proprietary national system to help optometrists manage diabetic retinopathy, a leading cause of preventable blindness. After an initial implementation period, during which Inoveon will deploy the system to integrated health care providers, the Company will begin marketing it to the optometric community. The investment will be accounted for under the equity method of accounting.

   In May, 1999, the Company, through its Hong Kong subsidiary, executed a purchase agreement to acquire certain assets of Eycon Lens (Hong Kong) Co., Ltd. from its sole shareholder. In June and July, 1998, the Company completed two other international acquisitions. The total adjusted purchase price for the three acquisitions of approximately $3.2 million, including related fees and expenses, was funded with existing liquidity. The Company accounted for these acquisitions under the purchase method of accounting. None of these acquisitions were material to the Company's financial statements.

11. Business segments and geographical information

   The Company operates in one product segment--the development, manufacture and marketing of contact lenses. The aggregation criteria for sales are based on point of production and shipment.

                         WESLEY JESSEN VISIONCARE, INC.

                                  (Unaudited)


   Financial information by geographic area is as follows (in thousands):

                                              Three Months
                                                  Ended      Six Months Ended
                                             --------------- -----------------
                                                      June
                                             July 3,   27,   July 3,  June 27,
                                              1999    1998     1999     1998
                                             ------- ------- -------- --------
      Net sales:
      United States (including Puerto
       Rico)................................ $51,104 $48,412 $101,302 $ 98,640
      United Kingdom........................   9,986   9,722   18,647   16,771
      Rest of the world.....................  18,915  15,283   36,367   28,601
                                             ------- ------- -------- --------
                                             $80,005 $73,417 $156,316 $144,012
                                             ======= ======= ======== ========

Item 2.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

   The Company is the leading worldwide developer, manufacturer and marketer of specialty soft contact lenses, based on its share of the specialty lens market. The Company's products include cosmetic lenses, which change or enhance the wearer's eye color appearance; toric lenses, which correct vision for people with astigmatism; and premium lenses, which offer value-added features such as improved comfort for dry eyes and protection from UV light. Founded in 1946 by pioneers in the contact lens industry, the Company has a long-standing reputation for innovation and new product introductions. Wesley Jessen develops technology, manufacturing processes and products through a combination of its in-house staff of more than 100 engineers and scientists and Company-sponsored research by third-party experts. The Company markets and sells its products to consumers through the second largest advertising campaign in the industry and to eyecare practitioners through its 211 person salesforce and network of independent distributors, which together sell the Company's products in more than 75 countries.

Barnes-Hind Acquisition

   On October 2, 1996, the Company acquired the contact lens business of Pilkington plc, operating as the Pilkington Barnes Hind Group (the "Barnes-Hind Acquisition"). In connection with the Barnes-Hind Acquisition, the Company identified significant operating synergies and substantial cost saving opportunities. The Company has completed the majority of its initial cost reduction measures which, as expected, have improved the Company's operating results. The Company expects to close its manufacturing operations in San Diego, California by March, 2000 and shift conventional lens production to its plant in Cidra, Puerto Rico. The Company believes this consolidation of facilities will generate additional cost savings and further operating leverage. However, there can be no assurance that the Company will be able to achieve such cost savings in future periods.

Results of Operations

 Three Months Ended July 3, 1999 (Unaudited) Compared to Three Months Ended June 27, 1998 (Unaudited)

   Net sales for the three months ended July 3, 1999 increased $6.6 million, or 9.0%, to $80.0 million from $73.4 million for the three months ended June 27, 1998. This increase resulted primarily from 36.7% growth in the sales of disposable and planned replacement contact lenses led by the launch of FreshLook ColorBlends and FreshLook Toric, from $30.1 million to $41.1 million, offset by an 10.3% decline in the sales of conventional lens products, from $43.3 million to $38.9 million. Sales of disposable and planned replacement lenses grew 51.0% in the U.S. and 21.6% internationally while sales of conventional lenses fell 9.3% domestically and 11.9% in the rest of the world. For the three month period, total U.S. sales rose 12.6%, surpassing the total international sales growth of 4.0%.

   Gross profit for the three months ended July 3, 1999 increased $4.0 million, or 8.0%, to $54.7 million from $50.7 million in the comparable 1998 period. Gross profit margin decreased 0.6% to 68.4% in 1999, reflecting temporary inefficiencies related to increased production to meet the sales demand for new products.

   Marketing and administrative expenses for the three months ended July 3, 1999 increased by $2.2 million, or 6.2%, to $37.6 million from $35.4 million for the three months ended June 27, 1998. This increase was largely due to higher selling expenses incurred to support an expansion of the international direct salesforce along with increased performance related compensation costs. As a percentage of net sales, marketing and administrative expenses decreased to 47.1% in the 1999 period from 48.3% in the 1998 period.

   Research and development expenses increased $0.3 million, or 10.0%, to $2.9 million for the three months ended July 3, 1999 from $2.6 million for the three months ended June 27, 1998. The increase was driven by developmental spending for the bifocal lens product. As a percent of net sales, research and development expenses remained constant at 3.6% for both the 1999 and 1998 periods.

   Interest expense decreased 18.8% to $1.0 million for the three months ended July 3, 1999 from $1.3 million for the three months ended June 27, 1998 due to the capitalization of interest costs in the current period related to the construction of additional production capacity. Excluding the impact of capitalization, interest expense decreased 3.6% as the effects of lower current year interest rates available to the Company under its revolving credit facility more than offset a higher average debt balance in 1999.

   Net income for the three months ended July 3, 1999 increased by $1.5 million, or 18.6%, to $9.2 million from $7.7 million for the three months ended June 27, 1998 as improvement in gross profit was partially offset by higher spending in marketing and administrative expenses along with a more favorable year-over-year effective tax rate. The decrease in the effective tax rate to 32% in 1999 from 34% in 1998 was primarily due to a shift in the mix of earnings among the Company's various operations.

 Six Months Ended July 3, 1999 (Unaudited) Compared to Six Months Ended June 27, 1998 (Unaudited)

   Net sales for the six months ended July 3, 1999 increased $12.3 million, or 8.5%, to $156.3 million from $144.0 million for the six months ended June 27, 1998. This increase resulted primarily from 39.6% growth in the sales of disposable and planned replacement contact lenses driven by the introduction of FreshLook ColorBlends and Freshlook Toric, from $57.4 million to $80.2 million, offset by a 12.1% decline in the sales of conventional lens products, from $86.6 million to $76.1 million. Sales of disposable and planned replacement lenses grew 55.0% in the U.S. and 22.6% internationally while sales of conventional lenses fell 8.8% domestically and 17.4% in the rest of the world. For the six month period, total U.S. sales increased 14.3%, while international sales were even with last year.

   Gross profit for the six months ended July 3, 1999 increased $6.6 million, or 6.6%, to $105.9 million from $99.3 million in the comparable 1998 period. Gross profit margin decreased 1.3% to 67.7% in 1999, reflecting short term production inefficiencies related to meeting the sales demand for new products.

   Marketing and administrative expenses for the six months ended July 3, 1999 increased by $3.1 million, or 4.2%, to $76.1 million from $73.0 million for the six months ended June 27, 1998. This increase was largely due to additional selling and distribution expenses to support the expansion of the international direct salesforce and sales markets as well as higher performance related compensation costs. As a percentage of net sales, marketing and administrative expenses decreased to 48.7% in the 1999 period from 50.7% in the 1998 period.

   Research and development expenses for the six months ended July 3, 1999 increased by $0.8 million, or 15.0%, to $5.8 million from $5.0 million for the six months ended June 27, 1998. As a percentage of net sales, research and development expenses rose to 3.7% in the 1999 period from 3.5% in the 1998 year period. The increase was driven by spending for the development of new products and regulatory costs for gaining approval to market an expanded product line in Japan.

   Interest expense decreased 6.2% to $2.2 million for the six months ended July 3, 1999 from $2.4 million for the six months ended June 27, 1998 as interest costs were capitalized in 1999 in connection with the Company's construction of expanded production capacity. Excluding the impact of capitalization, interest expense increased 1.9% due to higher average debt balances in the current year, partially offset by the effects of lower interest rates available to the Company in 1999 under its revolving credit facility.

   Net income for the six months ended July 3, 1999 increased $2.4 million, or 18.3%, to $15.4 million from $13.0 million for the six months ended June 27, 1998 as increased marketing and administrative costs and higher research and development expenses were more than offset by gross profit gains and the impact of a lower year-over-year effective tax rate. The decrease in the effective tax rate to 32% in 1999 from 34% in 1998 was primarily due to a shift in the mix of earnings among the Company's multi-national entities.

Liquidity and Capital Resources

   The Company finances its operations primarily through funds provided from operations and through borrowings under its revolving credit facility. For the six months ended July 3, 1999, the Company generated approximately $18.2 million in cash from operating activities, as profitability gains, a higher income taxes payable balance and decreased inventory levels were partially offset by payments made for the prior year's performance related compensation and integration costs related to the Barnes-Hind Acquisition. For the six months ended June 27, 1998, the Company generated approximately $5.6 million from operating activities. This source of funds resulted from improvements in profitability along with increases in accounts payable and income taxes payable, partially offset by increases in accounts receivable and inventories. Since December 31, 1998, the Company has made payments against long term debt of $1.0 million.

   For the six months ended July 3, 1999 and June 27, 1998, the Company made capital expenditures of approximately $16.2 million and $6.7 million, respectively. The majority of these capital expenditures in 1999 were for production capacity expansion, information technology enhancements, and site consolidations. The Company anticipates additional capital expenditures of $15.0 million will be made throughout 1999 to continue capacity expansion, further consolidation of facilities and improvement of management information systems. The Company expects to fund these capital expenditures primarily by cash generated from operating activities and borrowings under its revolving credit facility.

   As a result of the Barnes-Hind Acquisition, the Company expects to incur integration costs of approximately $20.4 million, principally for severance costs and lease expenses on vacated premises. Management expects that this restructuring will be substantially completed by March, 2000. As of July 3, 1999, the Company has paid $14.9 million of these integration costs.

   The Company maintains a $170 million revolving credit facility as amended in July 1998. As of July 3, 1999, the Company had approximately $102.0 million in borrowing availability under this facility. The credit agreement imposes certain restrictions on the Company, including restrictions on its ability to incur indebtedness, declare dividends or other distributions, make investments and capital expenditures, grant liens, sell its assets and engage in certain other activities. In addition, the indebtedness of the Company under the credit agreement is secured by substantially all of the assets of the Company, including the Company's real and personal property, inventory, accounts receivable, intellectual property and other tangible assets.

   Management believes that, based on current levels of operations and anticipated internal growth, cash flow from operations, together with other available sources of funds including borrowings under the credit agreement and cash on hand at July 3, 1999 of $11.4 million, will be adequate over the next twelve months to make required payments of principal and interest on the Company's indebtedness, to fund anticipated capital expenditures and working capital requirements, including the aforementioned restructuring and integration costs, and to enable the Company and its subsidiaries to comply with the terms of their debt agreements. However, actual capital requirements may change, particularly as a result of any acquisitions which the Company may pursue. The ability of the Company to meet its debt service obligations and reduce its total debt will be dependent upon the future performance of the Company and its subsidiaries which, in turn, will be subject to general economic conditions and to financial, business and other factors, including factors beyond the Company's control. A significant portion of the consolidated debt of the Company bears interest at floating rates; therefore, the Company's financial condition is and will continue to be affected by changes in prevailing interest rates. In December, 1996, the Company purchased an interest rate cap on $35.0 million notional principal amount at a fixed rate of 8.5%, which expires on December 31, 1999. The cap is intended to provide partial protection from exposure relating to the Company's variable rate debt instruments.

   Approximately 39% of the Company's net sales for the six months ended July 3, 1999 were to international customers and the Company expects that sales to international customers will continue to represent a material portion of its net sales. Historically, fluctuations in foreign currency exchange rates have had only a minor impact on the Company's results of operations and the Company does not expect such fluctuations to be material in the foreseeable future.

Share Repurchase Program

   The Board of Directors approved a share repurchase plan on June 10, 1998 which the Company completed on September 18, 1998. Under the plan, the Company repurchased one million of its outstanding common stock at an average cost of $21 per share. Repurchases were made in normal market trading at prevailing prices and were funded from operating cash flow and the existing bank facility. Beginning in the third quarter of 1999, the Company will reissue a portion of its treasury stock to satisfy share requirements related to employee stock incentive plans, employee stock purchase plans and employee stock awards.

Recent Investments and Acquisitions

   In June, 1999, the Company established a minority investment interest of $2.4 million in Inoveon Corporation, represented by ownership in shares of convertible Series A preferred stock. Inoveon, an Internet disease management company, has granted the Company exclusive U.S. rights to market a proprietary national system to help optometrists manage diabetic retinopathy, a leading cause of preventable blindness. After an initial implementation period, during which Inoveon will deploy the system to integrated health care providers, the Company will begin marketing it to the optometric community. The investment will be accounted for under the equity method of accounting.

   In May, 1999, the Company, through its Hong Kong subsidiary, executed a purchase agreement to acquire certain assets of Eycon Lens (Hong Kong) Co., Ltd. from its sole shareholder. In June and July, 1998, the Company completed two other international acquisitions. The total adjusted purchase price for the three acquisitions of approximately $3.2 million, including additional fees and expenses, was funded with existing liquidity. The Company accounted for the acquisitions under the purchase method of accounting. None of these acquisitions were material to the Company's financial statements.

Recently Issued Accounting Pronouncements

   Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" issued in June, 1998, establishes accounting and reporting standards for derivative instruments and for hedging activities. Amending SFAS 52, "Foreign Currency Translation" and SFAS 107, "Disclosures about Fair Value of Financial Instruments" and superceding SFAS 80, "Accounting for Futures Contracts," SFAS 105 "Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk" and SFAS 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments," SFAS 133 requires the recognition of all derivatives as either assets or liabilities in the statement of financial position and measurement of those instruments at fair value. The effective date for this Statement is fiscal years beginning after June 15, 2000. Retroactive application to prior period financial statements is not permitted. The Company expects to adopt this Statement in its financial statements for the year ending December 31, 2001. This Statement is not expected to have a material impact on the Company's financial statements.

Year 2000

   The Company utilizes and relies upon computer technology in many facets of its operations, such as in the manufacture of contact lenses, the distribution of lenses to customers, the arrangement of credit in connection with the purchase of goods and the internal and external reporting of financial and operational information. The technologies employed by the Company throughout its operation include hardware and software as well as microprocessors and other electronic devices which are components of production equipment ("embedded chips"). In the past, certain computer programs were written using two digits rather than four to define the applicable year. Consequently, any of the Company's systems and equipment that involve the use of time-sensitive software programmed in that manner may recognize a date using "00" as the year "1900" rather than "2000", which could result in miscalculations or system failures. This is commonly referred to as the "Year 2000" or "Y2K" issue.

   The Company has undertaken a global approach to addressing the Year 2000 issue and considers that effort to be substantially complete. The Company identified the areas of its operations in which the Year 2000 issue could arise and conducted a global survey of all personal computer, software and other essential equipment to identify components to be modified or replaced. A formal program to acquire and repair existing Company personal computers and associated software was substantially completed in June, 1999. Mainframe system software modifications were made and tested. During the first six months of 1999, manufacturing and application software, which had been remediated and validated, was moved to the production environment. As of July, 1999, the Company's critical systems had been modified, tested and implemented. In addition, the Company initiated written communications with significant suppliers and all banking institutions with which the Company has financial arrangements to determine the extent to which the Company's systems and operations were vulnerable to those third parties' failures to remediate their Year 2000 compliance problems. The Company's global steering committee has met bi-weekly to monitor the progress of testing all Company Information Technology ("IT") and relevant non-IT systems, to establish milestones for completion of specific Year 2000-related tasks throughout the Company's facilities, and to supervise generally the measures taken by the Company to address the Year 2000 issue.

   The Company presently believes that, as a result of its actions, the Year 2000 issue will not pose significant operational problems for its computer systems. If, however, the modifications, conversions and testing described above have failed to identify a potential problem area, the Year 2000 issue could have a material impact on the Company's operations. In addition, there can be no guarantee that the systems of third parties will be made compliant in a timely manner and would not have an adverse effect on the Company.

   The Company has used both internal and external resources to identify and test systems for Year 2000 compliance and to modify or replace them where necessary. To assure Year 2000 compliance, the Company has made commitments of $1.9 million to date, of which $1.0 million and $0.9 million was spent in 1999 and 1998, respectively, and has projected additional commitments of $0.8 million in future periods. The majority of these costs have been expensed as incurred, with the remainder treated as capital expenditures. Costs related to Year 2000 compliance were not significant in the years prior to 1998.

   At this time, management is unable to estimate the effect of noncompliance with the Year 2000 issue on the Company's results of operations, liquidity and financial condition beyond the belief that noncompliance would be material in nature. To mitigate the potential risk related to unsuccessful remediation on either the part of the Company or its significant suppliers or bankers, a contingency plan is being developed and is scheduled for completion in the third quarter of 1999. Continued monitoring of systems and equipment will occur throughout the remainder of 1999.

Conversion to Euro Currency

   On January 1, 1999, eleven member countries of the European Union established fixed conversion rates between their existing currencies ("legacy currencies") and one common currency, the euro. The conversion to the euro will eliminate currency exchange risk between member countries. Beginning in January, 2002, new euro-denominated bills and coins will be issued, and legacy currencies will be withdrawn from circulation. The transition period for the introduction of the euro will be between January 1, 1999 and June 30, 2002.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

   There have been no material changes in the Company's market risk exposure since December 31, 1998.

                           PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Shareholders

   The 1999 Annual Meeting of Stockholders was held on May 26, 1999. The following matters were submitted to a vote of shareholders:

     a. Election of Directors

       Each of the three individuals nominated to serve as directors of the Company was elected to office.

                                                              Votes   Conclusion
                       Director                   Votes For  Withheld  of Term
                       --------                   ---------- -------- ----------
      Edward J. Kelley........................... 16,601,464 202,079     2002
      Adam W. Kirsch............................. 16,601,464 202,079     2002
      Sol Levine................................. 16,592,824 210,719     2002

       The other Directors whose terms of office continue after the meeting are set forth below:

                                                                      Conclusion
      Director                                                         of Term
      --------                                                        ----------
      John J. O'Malley...............................................    2000
      Stephen G. Pagliuca............................................    2000
      Kevin J. Ryan..................................................    2000
      John W. Maki...................................................    2001
      Michael A. D'Amato.............................................    2001

     b. Approval of the Amendment to the Stock Incentive Plan

       The shareholders were asked to approve the adoption of an amendment to the Company's Stock Incentive Plan which increases the number of shares reserved for issuance thereunder by a total of 1,000,000 shares of Common Stock. A total of 10,005,519 shares were voted in favor of the amendment, 5,574,741 shares were voted against it and 8,286 shares abstained.

     c. Appointment of Independent Auditors

       The shareholders were asked to ratify and approve the appointment of PricewaterhouseCoopers LLP as independent certified accountants for the Company for the fiscal year ended December 31, 1999. A total of 16,798,687 shares were voted in favor of ratification and approval, 709 shares were voted against it and 4,147 shares abstained.

Item 6. Exhibits and Reports on Form 8-K.

   (a) Exhibits.

     The following exhibits are filed herewith and made a part hereof:

     Exhibit
       No.   Description of Exhibit
     ------- ----------------------
      10.1   Amended Stock Incentive Plan.

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