Form 10-Q
period 1999-10-02
WESLEY JESSEN VISIONCARE INC
filed 1999-11-16
CIK 1027584

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                               ----------------

                                   FORM 10-Q

(Mark
One)

   [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended October 2, 1999

   [_]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission File No. 0-22003

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

The number of shares of Common Stock ($0.01 par value) of the Registrant outstanding as of November 9, 1999 was 17,494,678.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                         WESLEY JESSEN VISIONCARE, INC.

                                     INDEX

                                                                         Page No.
                                                                         --------
PART I--FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

  Condensed Consolidated Balance Sheets at October 2, 1999 and December
   31, 1998............................................................       1

  Condensed Consolidated Statements of Operations for the three and
   nine months ended October 2, 1999 and September 26, 1998............       2

  Condensed Consolidated Statements of Cash Flows for the nine months
   ended October 2, 1999 and September 26, 1998........................       3

  Notes to the Condensed Consolidated Financial Statements.............     4-7

Item 2. Management's Discussion and Analysis of Financial Condition and
 Results of Operations.................................................    8-13

Item 3. Quantitative and Qualitative Disclosures About Market Risk.....      13

PART II--OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K...............................      14

Signatures.............................................................      15

                         PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

                         WESLEY JESSEN VISIONCARE, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      (in thousands except share amounts)

                                                       October 2,  December 31,
                                                          1999         1998
                                                       ----------  ------------
                                                       (Unaudited)
                        ASSETS
                        ------
Current Assets:
  Cash and cash equivalents...........................  $  9,614     $  8,859
  Accounts receivable--trade, net.....................    48,584       47,363
  Other receivables...................................     6,169        6,840
  Inventories.........................................    57,284       62,055
  Deferred income taxes...............................    18,582       18,602
  Prepaid expenses....................................     6,074        6,977
  Assets held for sale................................       --         1,222
                                                        --------     --------
    Total current assets..............................   146,307      151,918
                                                        --------     --------
Properties:
  Property, plant and equipment, at cost..............    61,724       40,537
  Accumulated depreciation............................     7,624        4,199
                                                        --------     --------
  Net property, plant and equipment...................    54,100       36,338
                                                        --------     --------
Other Assets:
  Investment in affiliate.............................     2,228          --
  Goodwill, net.......................................     2,732        2,569
  Notes receivable....................................     1,341        1,803
  Other assets........................................    10,520       11,890
                                                        --------     --------
    Total assets......................................  $217,228     $204,518
                                                        ========     ========

         LIABILITIES AND STOCKHOLDERS' EQUITY
         ------------------------------------
Current Liabilities:
  Trade accounts payable..............................  $ 14,029     $ 17,689
  Accrued compensation and benefits...................    25,920       25,565
  Other accrued liabilities...........................    21,600       21,690
  Income taxes payable................................       788        3,257
  Short term debt.....................................     2,352          --
                                                        --------     --------
    Total current liabilities.........................    64,689       68,201
                                                        --------     --------
Negative goodwill, net................................    11,766       12,587
Long term debt........................................    54,000       69,000
Other liabilities.....................................     6,237        4,778
                                                        --------     --------
    Total liabilities.................................   136,692      154,566
                                                        --------     --------
Stockholders' Equity:
  Common stock, $.01 par value, 50,000,000 shares
   authorized, 17,468,538 and 16,994,884 issued and
   outstanding at October 2, 1999 and December 31,
   1998, respectively.................................       182          180
  Additional paid in capital..........................    60,709       60,847
  Accumulated earnings ...............................    35,747       10,438
  Treasury stock, at cost, 707,047 and 1,000,000
   shares at October 2, 1999 and December 31, 1998,
   respectively.......................................   (15,064)     (21,306)
  Accumulated other comprehensive loss................    (1,038)        (207)
                                                        --------     --------
    Total stockholders' equity........................    80,536       49,952
                                                        --------     --------
    Total liabilities and stockholders' equity........  $217,228     $204,518
                                                        ========     ========

   The accompanying notes are an integral part of these financial statements.

                         WESLEY JESSEN VISIONCARE, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)

                              Three Months Ended         Nine Months Ended
                           ------------------------- -------------------------
                           October 2,  September 26, October 2,  September 26,
                              1999         1998         1999         1998
                           ----------- ------------- ----------- -------------
                           (Unaudited)  (Unaudited)  (Unaudited)  (Unaudited)
Net sales.................   $80,744      $75,254     $237,060     $219,266
                             -------      -------     --------     --------
Operating costs and
 expenses:
  Cost of goods sold......    24,910       23,255       75,334       67,957
  Marketing and
   administrative.........    36,853       35,891      112,910      108,894
  Research and
   development............     3,607        2,820        9,393        7,853
  Amortization of
   goodwill, net..........      (163)        (247)        (620)        (794)
                             -------      -------     --------     --------
Income from operations....    15,537       13,535       40,043       35,356
Other (income) expense:
  Interest income.........      (144)        (159)        (475)        (414)
  Interest expense........       876        1,495        3,112        3,878
  Equity in net loss of
   affiliate..............       187          --           187
                             -------      -------     --------     --------
Income before income
 taxes....................    14,618       12,199       37,219       31,892
Income tax expense........    (4,678)      (4,148)     (11,910)     (10,844)
                             -------      -------     --------     --------
Net income................   $ 9,940      $ 8,051     $ 25,309     $ 21,048
                             =======      =======     ========     ========
Net income per common
 share:
  Basic...................   $  0.57      $  0.47     $   1.47     $   1.20
  Diluted.................   $  0.53      $  0.43     $   1.36     $   1.10
Weighted average common
 shares outstanding:
  Basic...................    17,323       17,134       17,166       17,589
  Diluted.................    18,682       18,521       18,583       19,084



   The accompanying notes are an integral part of these financial statements.

                         WESLEY JESSEN VISIONCARE, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                          Nine Months Ended
                                                      -------------------------
                                                      October 2,  September 26,
                                                         1999         1998
                                                      ----------- -------------
                                                      (Unaudited)  (Unaudited)
Operating activities:
  Net income.........................................   $25,309      $21,048
  Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
    Depreciation expense.............................     3,663        1,787
    Amortization of capitalized financing fees.......       469          428
    Amortization of goodwill.........................      (620)        (795)
    Equity in net loss of affiliate..................       187          --
    (Gain) loss on disposal of property, plant, and
     equipment.......................................        13          (15)
    Deferred income tax..............................       (11)         (96)
    Other............................................        82          266
  Changes in balance sheet items:
    Accounts receivable-trade, net...................    (1,443)      (9,467)
    Other receivables................................       523       (2,109)
    Inventories......................................     4,053       (8,715)
    Other assets.....................................     1,495        1,015
    Trade accounts payable...........................    (3,555)         739
    Accrued liabilities..............................       557        2,745
    Other liabilities................................     1,435        2,033
    Income taxes payable.............................     1,710        7,474
                                                        -------      -------
      Cash provided by operating activities..........    33,867       16,338
                                                        -------      -------
Investing activities:
  Investment in affiliate............................    (2,415)         --
  Proceeds from Natural Touch sale...................       500        1,000
  Net assets acquired................................       --        (3,078)
  Capital expenditures...............................   (21,604)     (12,935)
  Proceeds from the sale of assets...................     1,322          117
                                                        -------      -------
      Cash used in investing activities..............   (22,197)     (14,896)
                                                        -------      -------
Financing activities:
  Issuance of stock..................................     1,973        1,556
  Repurchase of shares...............................       --       (21,306)
  Proceeds from issuance of debt.....................    11,143       29,000
  Payments of debt...................................   (24,000)      (9,000)
                                                        -------      -------
      Cash provided by (used in) financing
       activities....................................   (10,884)         250
                                                        -------      -------
  Effect of exchange rates on cash and cash
   equivalents.......................................       (31)        (821)
  Net increase in cash and cash equivalents..........       755          871
Cash and cash equivalents:
  Beginning of period................................     8,859        4,759
                                                        -------      -------
  End of period......................................   $ 9,614      $ 5,630
                                                        =======      =======
Supplemental disclosure of cash flow information
  Cash paid during the period for interest...........   $ 3,047      $ 3,277
                                                        =======      =======
  Cash paid during the period for taxes, net.........   $ 9,118      $ 3,086
                                                        =======      =======

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

2. Net Income Per Common Share

   The Company calculates net income per common share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share." The difference between the weighted average shares used in the computation of basic and diluted earnings per share is the dilutive effect of outstanding stock options, using the treasury stock method from the date of grant. The computation of basic and diluted net income per share are as follows (in thousands, except per share amounts):

                                  Three Months Ended       Nine Months Ended
                               ------------------------ ------------------------
                               October 2, September 26, October 2, September 26,
                                  1999        1998         1999        1998
                               ---------- ------------- ---------- -------------
   Basic Net Income Per
    Share:
     Net income..............   $ 9,940      $ 8,051     $25,309      $21,048
     Weighted average common
      shares outstanding.....    17,323       17,134      17,166       17,589
     Basic net income per
      share..................   $  0.57      $  0.47     $  1.47      $  1.20
   Diluted Net Income Per
    Share:
     Net income..............   $ 9,940      $ 8,051     $25,309      $21,048
     Weighted average common
      shares outstanding.....    17,323       17,134      17,166       17,589
     Net additional shares
      issuable in connection
      with stock options.....     1,359        1,387       1,417        1,495
     Diluted weighted average
      common shares
      outstanding............    18,682       18,521      18,583       19,084
     Diluted net income per
      share..................   $  0.53      $  0.43     $  1.36      $  1.10

                        WESLEY JESSEN VISIONCARE, INC.

                                  (unaudited)
3. Transition Reserve and Restructuring Charge

   On October 2, 1996, the Company acquired the contact lens business of Pilkington plc, operating as the Pilkington Barnes Hind Group ("the Barnes-Hind Acquisition"). In connection with the Barnes-Hind Acquisition, management approved a plan to integrate the acquired operations, for which an accrual of $20.4 million ("transition reserve") was established in purchase accounting. The transition reserve included costs related to the closure of the Barnes-Hind corporate offices in Sunnyvale, California which was completed in the third quarter of 1997 and resulted in the termination of 123 employees. The Company expects to close its manufacturing operations in San Diego, California by March, 2000 and shift conventional lens production to its plant in Cidra, Puerto Rico. The plant closing will result in the termination of 471 employees (of whom 337 had been terminated as of October 2, 1999). Payments related to the transition reserve are as follows (in thousands):

                                                             Facility
                                       Employee    Lease    Restoration
                                       Related  Termination  and Other
                                        Costs      Costs       Costs    Total
                                       -------- ----------- ----------- ------
   Transition reserve at December 31,
    1998.............................   $7,169     $542        $175     $7,886
   Charges against reserve...........   (2,628)    (313)       (220)    (3,161)
   Reallocation of reserve October 2,
    1999.............................     (700)     (80)        780        --
                                        ------     ----        ----     ------
                                        $3,841     $149        $735     $4,725
                                        ======     ====        ====     ======

   In addition to the transition plan, the Company committed to a plan to restructure the Wesley Jessen operations following the Barnes-Hind Acquisition. Pursuant to the restructuring plan, the Chicago distribution facilities were consolidated with those at Des Plaines, Illinois in October, 1997. The restructuring reserve of $0.2 million as of October 2, 1999 was dedicated to costs related to employee termination, lease termination and other restructuring costs associated with the consolidation of certain Wesley Jessen facilities in Europe with facilities acquired in the Barnes-Hind Acquisition. Usage of the restructuring reserve is as follows (in thousands):

                                                Employee    Lease
                                                Related  Termination Other
                                                 Costs      Costs    Costs  Total
                                                -------- ----------- -----  -----
   Restructuring reserve at December 31, 1998.    $187      $288     $114   $589
   Charges against reserve....................    (117)      (67)     (20)  (204)
   Reversed to income.........................     --       (172)     --    (172)
                                                  ----      ----     ----   ----
   Restructuring reserve at October 2, 1999...    $ 70      $ 49     $ 94   $213
                                                  ====      ====     ====   ====

4. Other Balance Sheet Accounts

   Accounts receivable-trade, net consist of the following (in thousands):

                                                         October 2, December 31,
                                                            1999        1998
                                                         ---------- ------------
      Trade receivables.................................  $59,279     $62,968
      Less allowances:
          Doubtful accounts.............................   (4,389)     (4,992)
          Sales returns and adjustments.................   (6,306)    (10,613)
                                                          -------     -------
                                                          $48,584     $47,363
                                                          =======     =======

                        WESLEY JESSEN VISIONCARE, INC.

                                  (unaudited)
   Inventories consist of the following (in thousands):

                                                         October 2, December 31,
                                                            1999        1998
                                                         ---------- ------------
      Raw materials....................................   $ 5,527     $ 5,934
      Work-in-process..................................     7,355       6,463
      Finished goods...................................    44,402      49,658
                                                          -------     -------
                                                          $57,284     $62,055
                                                          =======     =======

5. Long-Term Debt

   The Company's credit agreement consists of a $170.0 million revolving loan facility, the availability of which will be reduced by $20.0 million on September 11, 2000 and $20.0 million on September 11, 2001. The facility matures on September 11, 2002. The agreement became effective in August 1999 when the then-existing bank credit agreement was amended to increase the levels allowed for intercompany loans, capital contributions to foreign subsidiaries, investments, stock repurchases and capital expenditures.

   Amounts borrowed under the credit agreement bear interest at either the Base Rate (higher of (i) 0.5% in excess of the Federal Reserve reported adjusted certificate of deposit rate and (ii) the lender's prime lending rate plus a margin up to 0.5% based on leverage ratios calculated as of certain dates) or the Eurodollar Rate as determined by the lenders plus a margin of 0.375% to 1.500% based on the type of loan and leverage ratios calculated as of certain dates as defined in the credit agreement. Additionally, the Company is required to pay a commitment fee on the unutilized revolving loan commitment, as defined in the credit agreement, ranging from 0.175% to 0.400% based on leverage ratios calculated as of certain dates. The unutilized portion of the credit facility as of October 2, 1999 was $116.0 million. The credit facility is guaranteed by each of the Company's domestic subsidiaries and secured by essentially all assets of the domestic subsidiaries.

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

6. Comprehensive Income

   The components of comprehensive income for the three and nine months ended October 2, 1999 and September 26, 1998 are as follows (in thousands):

                                 Three Months Ended       Nine Months Ended
                              ------------------------ ------------------------
                              October 2, September 26, October 2, September 26,
                                 1999        1998         1999        1998
                              ---------- ------------- ---------- -------------
   Net income...............   $ 9,940      $8,051      $25,309      $21,048
   Foreign currency
    translation adjustments.     2,078       1,156         (831)         (99)
                               -------      ------      -------      -------
   Comprehensive income.....   $12,018      $9,207      $24,478      $20,949
                               =======      ======      =======      =======

7. Treasury Stock Purchase Plan

   The Board of Directors approved a share repurchase plan on June 10, 1998 which the Company completed on September 18, 1998. Under the plan, the Company repurchased one million shares of its outstanding common stock. Repurchases were made periodically in normal market trading at prevailing prices. The funding of the program came from operating cash flow and the existing bank facility. During the third quarter of 1999, a portion of the stock was reissued in connection with the Company's stock incentive plans, the employee stock purchase plans and employee stock awards.

                        WESLEY JESSEN VISIONCARE, INC.

                                  (unaudited)

8. Affiliates

   In June, 1999, the Company established a minority investment interest of $2.4 million in Inoveon Corporation, represented by a 16.4% ownership in shares of convertible Series A preferred stock. Inoveon, an Internet disease management company, has granted the Company exclusive U.S. rights to market a proprietary national system to help optometrists manage diabetic retinopathy, a leading cause of preventable blindness. After an initial implementaion period, during which Inoveon will deploy the system to integrated health care providers, the Company will begin marketing it to the optometric community. The investment is being accounted for under the equity method of accounting. The excess of the Company's investment over the equity in the net assets of Inoveon represents purchased technology which is being amortized over 5 years.

9. Acquisitions

   In May, 1999, the Company, through its Hong Kong subsidiary, acquired certain assets of Eycon Lens (Hong Kong) Co., Ltd. from its sole shareholder. In June and July, 1998, the Company completed two other international acquisitions. The total adjusted purchase price for the three acquisitions of approximately $3.2 million, including related fees and expenses, was funded with existing liquidity. The Company accounted for these acquisitions under the purchase method of acccounting. None of these acquisitions were material to the Company's financial statements.

10. Business segment and geographical information

   The Company operates in one product segment--the development, manufacture and marketing of contact lenses. The aggregation criteria for sales are based on point of production and shipment.

   Financial information by geographic area is as follows (in thousands):

                                  Three Months Ended       Nine Months Ended
                               ------------------------ ------------------------
                               October 2, September 26, October 2, September 26,
                                  1999        1998         1999        1998
                               ---------- ------------- ---------- -------------
   Net sales:
     United States (including
      Puerto Rico)...........   $ 52,757     $49,252     $154,059    $147,892
     United Kingdom..........      9,527       9,950       28,174      26,721
     Rest of the world.......     18,460      16,052       54,827      44,653
                                --------     -------     --------    --------
                                $ 80,744     $75,254     $237,060    $219,266
                                ========     =======     ========    ========

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

Barnes-Hind Acquisition

   On October 2, 1996, the Company acquired the contact lens business of Pilkington plc, operating as the Pilkington Barnes Hind Group (the "Barnes-Hind Acquisition"). In connection with the Barnes-Hind Acquisition, the Company identified significant operating synergies and substantial cost saving opportunities. The Company has completed its initial cost reduction measures which, as expected, have improved the Company's operating results. The Company expects to close its manufacturing operations in San Diego, California by March, 2000 and shift conventional lens production to its plant in Cidra, Puerto Rico. The Company believes this consolidation of facilities will generate additional cost savings and further operating leverage. However, there can be no assurance that the Company will be able to achieve such cost savings in future periods.

Results of Operations

 Three Months Ended October 2, 1999 Compared to Three Months Ended September 26, 1998

   Net sales for the three months ended October 2, 1999 increased $5.4 million, or 7.3%, to $80.7 million from $75.3 million for the three months ended September 26, 1998. This increase resulted primarily from 34.4% growth in the sales of disposable and planned replacement contact lenses led by the launch of FreshLook ColorBlends(R) and FreshLook(R) Toric, from $31.9 million to $42.8 million, offset by a 12.6% decline in the sales of conventional lens products, from $43.4 million to $37.9 million. Sales of disposable and planned replacement lenses grew 36.6% in the U.S. and 31.6% internationally while sales of conventional lenses fell 10.6% domestically and 15.8% in the rest of the world. For the three month period, total U.S. sales rose 8.3%, surpassing the total international sales growth of 5.9%.

   Gross profit for the three months ended October 2, 1999 increased $3.8 million, or 7.4%, to $55.8 million from $52.0 million in the comparable 1998 period. Gross profit margin remained constant at 69.1% for both periods.

   Marketing and administrative expenses for the three months ended October 2, 1999 increased by $1.1 million, or 3.2%, to $37.0 million from $35.9 million for the three months ended September 26, 1998. This increase was largely due to higher selling expenses incurred to support an expansion of the international direct salesforce along with increased performance related compensation costs. As a percentage of net sales, marketing and administrative expenses decreased to 45.9% in the 1999 period from 47.7% in the 1998 period.

   Research and development expenses increased $0.8 million, or 27.9%, to $3.6 million for the three months ended October 2, 1999 from $2.8 million for the three months ended September 26, 1998. The increase was driven by developmental spending for the bifocal lens product and higher regulatory costs in Japan related to applying for approval to market the FreshLook Colors product line. As a percent of net sales, research and development expenses increased to 4.5% in the 1999 period from 3.7% in the 1998 period.

   Interest expense decreased 41.4% to $0.9 million for the three months ended October 2, 1999 from $1.5 million for the three months ended September 26, 1998 due to lower current year interest rates and debt balances along with the capitalization of interest costs in the 1999 period related to the construction of additional production capacity. Excluding the impact of capitalization, interest expense decreased 26.3%.

   Net income for the three months ended October 2, 1999 increased by $1.8 million, or 23.5%, to $9.9 million from $8.1 million for the three months ended September 26, 1998 as improvement in gross profit was partially offset by higher spending in marketing and administrative expenses along with a more favorable year-over-year effective tax rate. The decrease in the effective tax rate to 32% in 1999 from 34% in 1998 was primarily due to a shift in the mix of earnings among the Company's various operations.

 Nine Months Ended October 2, 1999 Compared to Nine Months Ended September 26, 1998

   Net sales for the nine months ended October 2, 1999 increased $17.8 million, or 8.1%, to $237.1 million from $219.3 million for the nine months ended September 26, 1998. This increase resulted primarily from 37.8% growth in the sales of disposable and planned replacement contact lenses driven by the introduction of FreshLook ColorBlends and FreshLook Toric, from $89.3 million to $123.1 million, offset by a 12.3% decline in the sales of conventional lens products, from $130.0 million to $114.0 million. Sales of disposable and planned replacement lenses grew 48.2% in the U.S. and 25.7% internationally while sales of conventional lenses fell 9.4% domestically and 16.9% in the rest of the world. For the nine month period, total U.S. sales increased 12.2%, surpassing total international sales growth of 2.4%.

   Gross profit for the nine months ended October 2, 1999 increased $10.4 million, or 6.9%, to $161.7 million from $151.3 million in the comparable 1998 period. Gross profit margin decreased 0.8% to 68.2% in 1999, reflecting short term production inefficiencies during the first six months of the year related to meeting the sales demand for new products.

   Marketing and administrative expenses for the nine months ended October 2, 1999 increased by $4.2 million, or 3.9%, to $113.1 million from $108.9 million for the nine months ended September 26, 1998. This increase was largely due to additional selling and distribution expenses to support the expansion of the international direct salesforce and sales markets as well as higher performance related compensation costs. As a percentage of net sales, marketing and administrative expenses decreased to 47.7% in the 1999 period from 49.7% in the 1998 period.

   Research and development expenses for the nine months ended October 2, 1999 increased by $1.5 million, or 19.6%, to $9.4 million from $7.9 million for the nine months ended September 26, 1998. As a percentage of net sales, research and development expenses rose to 4.0% in the 1999 period from 3.6% in the 1998 year period. The increase was driven by spending for the development of capacity enhancements, bi-focal and other new products and regulatory costs for gaining approval to market an expanded product line in Japan.

   Interest expense decreased 19.8% to $3.1 million for the nine months ended October 2, 1999 from $3.9 million for the nine months ended September 26, 1998 as interest costs were capitalized in 1999 in connection with the Company's construction of expanded production capacity. Excluding the impact of capitalization, interest expense decreased 9.0% due to lower interest rates available to the Company in the current year under its revolving credit facility.

   Net income for the nine months ended October 2, 1999 increased $4.3 million, or 20.2%, to $25.3 million from $21.0 million for the nine months ended September 26, 1998 as increased marketing and administrative costs and higher research and development expenses were more than offset by gross profit gains and the impact of a lower year-over-year effective tax rate. The decrease in the effective tax rate to 32% in 1999 from 34% in 1998 was primarily due to a shift in the mix of earnings among the Company's multi-national entities.

Liquidity and Capital Resources

   The Company finances its operations primarily through funds provided from operations and through borrowings under its revolving credit facility. For the nine months ended October 2, 1999, the Company generated approximately $33.9 million in cash from operating activities, driven by profitability gains and decreased inventory levels. For the nine months ended September 26, 1998, the Company generated approximately $16.3 million in cash from operating activities as improvements in profitability, along with increases in income taxes payable and accrued liabilities, were partially offset by higher accounts receivable and inventory balances. Since December 31, 1998, the Company has made net payments against long term debt of approximately $12.9 million.

   For the nine months ended October 2, 1999 and September 26, 1998, the Company made capital expenditures of approximately $21.6 million and $12.9 million, respectively. The majority of these capital expenditures were for production capacity expansion, information technology enhancements, and site consolidations. The Company anticipates that additional capital expenditures of $8.4 million will be made during the fourth quarter of 1999 to continue capacity expansion, further consolidate facilities and improve management information systems. The Company expects to fund these capital expenditures primarily by cash generated from operating activities and borrowings under its revolving credit facility.

   As a result of the Barnes-Hind Acquisition, the Company expects to incur aggregate integration costs of approximately $20.4 million, principally for severance costs and lease expenses on vacated premises. Management expects that this restructuring will be substantially completed by March, 2000. As of October 2, 1999, the Company has paid $15.7 million of these integration costs.

   The Company maintains a $170 million revolving credit facility as amended in August, 1999. The credit agreement imposes certain restrictions on the Company, including restrictions on its ability to incur indebtedness, declare dividends or other distributions, make investments and capital expenditures, grant liens, sell its assets and engage in certain other activities. The most recent amendment to the credit agreement relaxes certain restrictions on the Company's use of loan proceeds by increasing the levels allowed for intercompany loans, capital contributions to foreign subsidiaries, investments, stock repurchases and capital expenditures. In addition, the indebtedness of the Company under the credit agreement is secured by substantially all of the assets of the Company, including the Company's real and personal property, inventory, accounts receivable, intellectual property and other tangible assets. As of October 2, 1999, the Company had approximately $116.0 million in borrowing availability under this facility.

   Management believes that, based on current levels of operations and anticipated internal growth, cash flow from operations, together with other available sources of funds including borrowings under the credit agreement and cash on hand at October 2, 1999 of $9.6 million, will be adequate over the next twelve months to make required payments of principal and interest on the Company's indebtedness, to fund anticipated capital expenditures and working capital requirements, including the aforementioned restructuring and integration costs, and to enable the Company to comply with the terms of its debt agreements. However, actual capital requirements may change, particularly as a result of any acquisitions which the Company may pursue. The ability of the Company to meet its debt service obligations and reduce its total debt will be dependent upon the future performance of the Company and its subsidiaries which, in turn, will be subject to general economic conditions and to financial, business and other factors, including factors beyond the Company's control. A significant portion of the consolidated debt of the Company bears interest at floating rates; therefore, the Company's financial condition is and will continue to be affected by changes in prevailing interest rates. In December, 1996, the Company purchased an interest rate cap on $35.0 million notional principal amount at a fixed rate of 8.5%, which expires on December 31, 1999. The cap is intended to provide partial protection from exposure relating to the Company's variable rate debt instruments.

   Approximately 39% of the Company's net sales for the nine months ended October 2, 1999 were to international customers and the Company expects that sales to international customers will continue to represent a material portion of its net sales. Historically, fluctuations in foreign currency exchange rates have had only a minor impact on the Company's results of operations and the Company does not expect such fluctuations to be material in the foreseeable future.

Share Repurchase Program

   The Board of Directors approved a share repurchase plan on June 10, 1998 which the Company completed on September 18, 1998. Under the plan, the Company repurchased one million shares of its outstanding common stock at an average cost of $21 per share. Repurchases were made in normal market trading at prevailing prices and were funded from operating cash flow and the existing bank facility. Currently, the Company reissues its treasury stock to satisfy share requirements related to employee stock incentive plans, employee stock purchase plans and employee stock awards.

Recent Investments and Acquisitions

   In June, 1999, the Company established a minority investment interest of $2.4 million in Inoveon Corporation, represented by ownership in shares of convertible Series A preferred stock. Inoveon, an Internet disease management company, has granted the Company exclusive U.S. rights to market a proprietary national system to help optometrists manage diabetic retinopathy, a leading cause of preventable blindness. After an initial implementation period, during which Inoveon will deploy the system to integrated health care providers, the Company will begin marketing it to the optometric community. The investment is accounted for under the equity method of accounting.

   In May, 1999, the Company, through its Hong Kong subsidiary, acquired certain assets of Eycon Lens (Hong Kong) Co., Ltd. from its sole shareholder. In June and July, 1998, the Company completed two other international acquisitions. The total adjusted purchase price for the three acquisitions of approximately $3.2 million, including additional fees and expenses, was funded with existing liquidity. The Company accounted for the acquisitions under the purchase method of accounting. None of these acquisitions was material to the Company's financial statements.

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

   The Company has undertaken a global approach to addressing the Year 2000 issue and considers that effort to be substantially complete. The Company identified the areas of its operations in which the Year 2000 issue could arise and conducted a global survey of all personal computer, software and other essential equipment to identify components to be modified or replaced. A formal program to acquire and repair existing Company personal computers and associated software has been completed. The Company's critical systems including manufacturing and application software have been modified, tested and implemented. In addition, the Company initiated written communications with significant suppliers and all banking institutions with which the Company has financial arrangements to determine the extent to which the Company's systems and operations were vulnerable to those third parties' failures to remediate their Year 2000 compliance problems. The Company's global steering committee has met bi-weekly to monitor the progress of testing all Company Information Technology ("IT") and relevant non-IT systems, to establish milestones for completion of specific Year 2000-related tasks throughout the Company's facilities, and to supervise generally the measures taken by the Company to address the Year 2000 issue.

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

   The Company has used both internal and external resources to identify and test systems for Year 2000 compliance and to modify or replace them where necessary. To assure Year 2000 compliance, the Company expects to incur total costs of $3.4 million, of which $1.5 million and $0.8 million has been spent in 1999 and 1998, respectively, and has projected additional spending of $1.1 million in future periods, primarily for payments on leased computer equipment. The majority of these costs have been expensed as incurred, with the remainder treated as capital expenditures. Costs related to Year 2000 compliance were not significant in the years prior to 1998.

   At this time, management is unable to estimate the effect of noncompliance with the Year 2000 issue on the Company's results of operations, liquidity and financial condition beyond the belief that noncompliance would be material in nature. To mitigate the potential risk related to unsuccessful remediation on either the part of the Company or its significant suppliers or bankers, contingency plans have been developed, concentrating on critical functions such as order entry, distribution and manufacturing. Continued monitoring of systems and equipment will occur throughout the remainder of 1999 and during 2000.

Conversion to Euro Currency

   On January 1, 1999, eleven member countries of the European Union established fixed conversion rates between their existing currencies ("legacy currencies") and one common currency--the euro. The conversion to the euro will eliminate currency exchange risk between member countries. Beginning in January, 2002, new euro-denominated bills and coins will be issued, and legacy currencies will be withdrawn from circulation. The transition period for the introduction of the euro will be between January 1, 1999 and June 30, 2002.

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

                           PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

   (a) Exhibits.

   The following exhibits are filed herewith and made a part hereof:

     Exhibit
       No.   Description of Exhibit
     ------- ----------------------                                         ---
     10.1    Second Amendment to the Credit Agreement, dated as of
             February 19, 1997 and reinstated as of September 10, 1997
             and further amended by a First Amendment and Consent dated as of June 9, 1998, among Wesley Jessen VisionCare, Inc.,
             Wesley Jessen Corporation, various lending institutions, and
             Bankers Trust Company, as Agent.

     10.2    Promissory note of Kevin J. Ryan.

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