Form 10-K405
period 1999-12-31
WESLEY JESSEN VISIONCARE INC
filed 2000-03-30
CIK 1027584

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------

                                   FORM 10-K

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
   OF 1934 (FEE REQUIRED)

   For the fiscal year ended December 31, 1999

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934 (NO FEE REQUIRED)

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

                     Common Stock, par value $.01 per share

                               ----------------

                                (Title of Class)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in any definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment of this Form 10-K. [_]

   The aggregate market value of voting stock held by non-affiliates of the Registrant as of March 15, 2000 at a closing sale price of $24.75 as reported by the Nasdaq National Market was approximately $415,690,135. Shares of Common Stock held by each officer and director and by each person who owns or may be deemed to own 10% or more of the outstanding Common Stock have been excluded since such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

   As of March 15, 2000, the Registrant had 17,620,087 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the Registrant's Proxy Statement to be used in connection with the solicitation of proxies for the Registrant's 2000 Annual Meeting of Stockholders (the "Proxy Statement") are incorporated by reference in Part III of this Annual Report on Form 10-K (the "Form 10-K").

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         WESLEY JESSEN VISIONCARE, INC.
                      INDEX TO ANNUAL REPORT ON FORM 10-K

                                                                   Page No.
                                                                   --------

                              PART I

 Item 1.  Business..............................................       1
 Item 2.  Properties............................................      14
 Item 3.  Legal Proceedings.....................................      15
 Item 4.  Submission of Matters to a Vote of Security-Holders...      15
 Item 4A. Executive Officers of the Registrant..................      15

                             PART II

          Market for the Registrant's Common Equity and Related
 Item 5.   Stockholder Matters..................................      17
 Item 6.  Selected Financial Data...............................      18
 Item 7.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations..................      18
          Quantitative and Qualitative Disclosure About Market
 Item 7A.  Risk.................................................      25
 Item 8.  Financial Statements and Supplementary Data...........      26
 Item 9.  Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure..................      26

                             PART III

 Item 10. Directors and Executive Officers of the Registrant....      27
 Item 11. Executive Compensation................................      27
          Security Ownership of Certain Beneficial Owners and
 Item 12.  Management...........................................      27
 Item 13. Certain Relationships and Related Transactions........      27

                             PART IV

          Exhibits, Financial Statement Schedules and Reports on
 Item 14.  Form 8-K.............................................      28

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

General

   Wesley Jessen VisionCare, Inc. (the "Company" or "Wesley Jessen") is the leading worldwide developer, manufacturer and marketer of specialty soft contact lenses, based on its share of the specialty lens market. The Company's products include cosmetic lenses, which change or enhance the wearer's eye color appearance; toric lenses, which correct vision for people with astigmatism; and premium lenses, which offer value-added features such as improved comfort for dry eyes and protection from ultraviolet ("UV") light. The Company offers a broad range of conventional contact lenses, which can typically be used for up to 24 months, disposable contact lenses, which are intended to be replaced at least every two weeks and planned replacement lenses, which are designed to be changed as often as every month or up to every three months. Founded in 1946 by pioneers in the contact lens industry, the Company has a long-standing reputation for innovation and new product introductions.

   The Company operates primarily in the specialty segment of the soft lens market. In recent years, in both the clear and specialty lens segments, there has been a pronounced shift in consumers' preferences toward disposable lenses and away from conventional lenses, which has led to a significant increase in contact lens expenditures per wearer. The Company estimates that more than 65% of U.S. soft lens wearers use disposable or planned replacement lenses, up from 21% in 1993. The Company also offers a complete line of conventional and disposable clear lenses, which are positioned as companion products to the Company's cosmetic lenses.

   According to an independent research firm, more than 75% of all contact lens prescribers in the United States offer the Company's products, which permits the Company to rapidly launch new categories of products. Wesley Jessen develops proprietary technologies, manufacturing processes and products through a combination of its in-house staff of more than 100 engineers and scientists and Company-sponsored research by third-party experts. The Company is among the largest advertisers in the industry and markets its products to consumers through advertising campaigns and to eyecare practitioners through its 222 person salesforce and network of independent distributors, which together sell the Company's products in more than 75 countries.

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

Industry Overview

   Industry analysts estimate that over 50% of the world's population needs some type of corrective eyewear. In the United States alone, vision correction is required by over 158 million people. Most individuals who wear contact lenses begin to do so in their early teens and the majority of wearers are between the ages of 18 and 39. The Company believes that the number of contact lens wearers will expand as technology improves the convenience, comfort and fit of contact lenses, so that lenses provide cost-effective and comfortable vision correction to a larger segment of the population.

   The contact lens industry is large and rapidly growing. In 1999, manufacturers' sales of soft contact lenses worldwide totaled $2.6 billion, representing a compound annual growth rate of approximately 10% from $1.1 billion in 1990. The Company believes that market growth outside the United States will likely exceed domestic growth because of lower contact lens penetration rates internationally. Since 1991, the number of contact lens wearers in the United States has increased by 4% per year while revenue per wearer has increased by 5% per year as conventional users have shifted to more costly specialty and disposable lenses. While the market for hard contact lenses has been relatively flat since 1991 with approximately 5.7 million U.S. wearers, the number of people wearing soft contact lenses has grown at a compound annual growth rate of 6% since that time.

   The contact lens industry can be divided into the soft lens portion, which represents approximately 83% of U.S. wearers, and the hard lens portion, primarily rigid gas permeable ("RGP"), which represents approximately 17% of U.S. wearers. Within the soft contact lens market, there are three principal replacement regimes: conventional, disposable and planned replacement. Conventional lenses are typically replaced after 12 to 24 months and require periodic cleaning throughout the life of the lens. Disposable soft contact lenses were introduced in the late 1980s based on the concept that changing lenses on a more frequent basis helped to improve comfort, convenience and health of the eye for many wearers. Disposable lenses are intended to be changed as often as daily or up to every two weeks depending on the product. Planned replacement lenses are designed to be changed as often as every month or up to every three months and currently represent approximately 15% of the overall soft lens market.

   The two primary segments within the soft lens market are clear and specialty. Clear lenses, which do not provide value-added features that specialty lenses offer, represent approximately 67% of the U.S. soft lens market and include both conventional and disposable products. Growth in the clear lens segment has been driven primarily by growth in the population of 14- to 25-year-olds, the prime age group for new lens wearers, the substitution of soft for hard contact lenses and the continuous evolution in the contact lens market toward more frequent replacement of contact lenses.

   Specialty lenses represent the remaining 33% of the U.S. soft lens market and generally command a premium price because they are designed for patients who have a medical need for a specialized lens or who desire a lens with additional features. Specialty lenses include cosmetic lenses which change or enhance the natural color of eyes while correcting vision, toric lenses for astigmatics, bifocal lenses for presbyobes and premium lenses that offer protein deposit resistance, improved visual acuity, enhanced comfort for dry eyes or UV protection. The specialty lens segment of the soft contact lens market has higher projected growth rates than the clear lens segment. During the past several years the number of specialty lens wearers has increased at a rate of 11% per year; more than double the rate of increase of clear wearers. The Company believes that continued rapid growth in sales of specialty lenses will result from (i) the continued trend toward disposables; (ii) increased awareness among consumers and eyecare practitioners of the value-added features available with specialty lenses; and (iii) new product innovations, such as disposable toric contact lenses, new cosmetic designs, UV protection lenses and effective bifocal contact lenses.

   An important characteristic of the contact lens industry is that an individual's need for corrective eyewear is chronic. The need for vision correction is often diagnosed at an early age and increases over time. Contact lenses represent an alternative to eyeglasses, while offering improved peripheral vision and additional features, such as eye color enhancement and UV protection. Contact lens wearers will typically purchase lenses regularly for several years.

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

Products

   The following table sets forth the approximate composition, by product line, of the Company's net sales for the year ended December 31, 1999:

                           Net Sales by Product Line
                             (dollars in thousands)

                                                                   Year Ended
                                                                  December 31,
                                                                      1999
                                                                ----------------
     Product Line                                                Amount  Percent
     ------------                                               -------- -------
     Specialty Lenses.......................................... $266,041    85%
     Clear Lenses..............................................   37,816    12%
     Hard/Other Lenses.........................................    7,832     3%
                                                                --------   ---
       Total Lenses............................................ $311,689   100%
                                                                ========   ===

   Specialty Lenses. The Company's products primarily consist of specialty soft contact lenses, including cosmetic, toric and premium lenses. With the broadest product offering in the industry, the Company captured nearly 38% of the U.S. specialty lens segment in 1999. The Company's specialty soft contact lens products include the following:

   Cosmetic Lenses. Cosmetic lenses enhance or change the color of a wearer's eyes. The Company's opaque color lenses, which change the color of dark eyes (e.g., brown to green), utilize a patented dot matrix technology that the Company believes allows for superior cosmetic appeal. As a result, the Company's opaque cosmetic lens products have become the standard in the market. In early 1996, the Company introduced its new enhancer color lenses, which enhance the natural color of light eyes with a patented color printing process that allows the pupil-covering zone of the lens to remain clear. In September 1998 the Company launched FreshLook ColorBlends(R) in North America and has since expanded into markets in Europe, Latin America and Asia. This new cosmetic disposable lens is made with patented technology which imprints three distinct color patterns on a lens to better replicate the natural iris coloration. The Company manufactures a complete line of cosmetic lenses, including: (i) the conventional DuraSoft(R) 2 daily wear lens, which is removed and cleaned daily and typically is replaced after 12 to 24 months; (ii) the conventional DuraSoft 3 extended wear lens, which can be worn overnight for up to seven days and is also typically replaced after 12 to 24 months; and (iii) the disposable FreshLook(R) contact lens, which is intended to be replaced weekly. With the broadest product offering in the cosmetic lens segment, the Company has obtained over a 60% share of the U.S. cosmetic lens market in 1999.

   Toric Lenses. Toric lenses are designed to correct vision for people with astigmatism, which is characterized by an irregularly shaped cornea. Prior to the introduction of the Company's toric lenses and other competing products in the late 1980s, this condition was not effectively correctable through the use of soft contact lenses. Over 30% of the U.S. population requiring vision correction are diagnosed with astigmatism, of which only about 5% currently wear soft contact lenses. The Company's FreshLook Toric, Optifit,(R) Hydrocurve(R) and CSI(R) toric lens sales represented approximately 15% of the U.S. toric lens market in 1999.

   Premium Lenses. Premium lenses offer the wearer value-added features such as protein deposit resistance, improved visual acuity, enhanced comfort for dry eyes and UV protection. The Company manufactures the premium CSI lens, which has long been regarded by eyecare practitioners and optical retailers as having superior visual acuity and deposit resistance. The Company also recently repositioned Precision UV,(R) the first disposable lens available with UV protection, which is gaining share from many clear disposable lenses. The Company's Gentle Touch(R) product, which is typically replaced every one to three months, was the first lens designed specifically for and approved by the FDA for use without intensive cleaning or special handling required of conventional lenses and offers the unique combination of enhanced comfort for dry eyes, deposit resistance and low cost relative to disposable alternatives.

   The following table sets forth certain of the brand names under which the Company's specialty contact lenses are sold:

                                     Specialty Contact Lens
                     ------------------------------------------------------
   Type of Lens            Cosmetic               Toric          Premium
   ------------            --------               -----          -------
Conventional:        DuraSoft              CSI                 Aquaflex
                     Elegance(a)           Optifit             CSI
                     Natural Touch(a)      Hydrocurve          Hydrocurve
                     Wild Eyes
Disposable/ Planned
 Replacement:        FreshLook Colors      FreshLook           Gentle Touch
                     FreshLook Enhancers   Optifit ColorBlends Precision UV
                     FreshLook ColorBlends Optifit UV

--------
(a)Used only in international markets.

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

   Hard/Other Lenses. The Company also sells Polycon(R) RGP lenses to a large base of eyecare practitioners who fit RGP lenses. In addition, the Company manufactures prosthetic lenses, which are custom cosmetic products that return damaged or disfigured eyes to normal appearance. The Company's intentions are to donate any profits generated from its prosthetic product line to professional associations to generate goodwill with eyecare practitioners.

Research and Development

   The Company's research and development efforts are focused on product development and process technology to support its specialty lens business. The Company maintains a core research and development staff of over 100 engineers and scientists, which oversees the Company's research projects. Most such projects are conducted in-house by the technical staff. Other projects are conducted by independent laboratories and universities at the Company's direction and expense. The Company's research and development expenses totaled $12.6 million, or 4.0% of net revenues, for the year ended December 31, 1999.

   In the last twelve months, the Company's new product program developed and introduced five new products. Capitalizing on the significant growth of the toric market segment, the Company introduced two new toric products: DuraSoft Optifit ColorBlends, a quarterly replacement, made-to-order lens that extends the availability of the ColorBlends technology to virtually all consumers with astigmatism and DuraSoft Optifit UV, a quarterly replacement made-to-order lens that provides protection from harmful UV rays. The WildEyes(R) novelty lens line, successfully introduced in 1998, was expanded to include three new designs: Alien, Bloodshot and Year 2000. EmblemEyes(R), which are printed with school logos, were introduced featuring the logos of the Universities of Michigan and Nebraska. The Company plans to expand the EmblemEyes line to other universities in the U.S. FreshLook Olive Gold, a disposable lens that changes a dark colored eye to an olive gold color, was introduced in selected markets throughout Latin America.

   The Company has a history of innovation and new product introductions. The Company is currently investing in the development of, among other specialty products, extensions to its lines of cosmetic contact lenses, new disposable UV-protections lenses, new disposable bifocal contact lenses (for persons, typically over age 45, who experience both farsightedness and nearsightedness), a photochromic contact lens, which darkens or lightens depending on light intensity and new premium disposable lenses. Finally, the Company has targeted additional research and development projects to cut manufacturing costs in the cosmetic, premium and toric product lines.

Manufacturing

   Substantially all of the Company's products are manufactured in the Company's four principal production facilities, which are located in Cidra, Puerto Rico; Des Plaines, Illinois; San Diego, California; and Southampton, United Kingdom. See "--Properties." The Company utilizes state-of-the-art manufacturing equipment and process technology to control the quality of its products and to minimize costs. The Company engages in manufacturing processes that are designed to handle short production runs. As a result, the Company believes that it enjoys a competitive advantage over other contact lens manufacturers because it can be more versatile and cost-competitive in market segments that require special features and products manufactured to meet more stringent specifications. With the addition of disposable lens capacity in the fourth quarter of 1999, the Company's disposable lens manufacturing facilities are operating at 80% of their capacity.

   The Company produces its hard and soft contact lens products primarily through manufacturing processes known as lathing and cast molding. Lathing is a machining process through which a piece of rigid lens material is shaped into a concave form with refractive characteristics by using a high-precision lathe. Following this machining, soft lenses are hydrated in a saline solution and sterilized, while RGP lenses are produced using polymers that do not absorb moisture and do not require sterilization. Lathing technology is particularly well suited for use in short production runs and is used by the Company to produce soft lenses at its Cidra, Puerto Rico; San Diego, California; and Southampton, United Kingdom facilities and to produce RGP lenses at its Farnham, United Kingdom facilities. In connection with the Barnes Hind Acquisition, the Company continues the process of closing its manufacturing operations in San Diego, California and shifting conventional lens production to its plant in Cidra, Puerto Rico.

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

Sales and Marketing

   The Company uses a two-pronged sales and marketing strategy that reflects the Company's belief that both consumers and eyecare practitioners influence the consumer purchase process. The Company estimates that 50% of all cosmetic lens sales are unplanned and made in-store, while the other 50% are planned purchases influenced by the Company's year round consumer advertising campaign. In 1999 the Company spent approximately $32 million worldwide for the advertisement and promotion of its disposable cosmetic lenses including a campaign for FreshLook ColorBlends featuring supermodel Elsa Benitez. The Company also developed comprehensive in-store merchandising programs, such as customized point-of-purchase materials, rebate pads, and office training programs to increase sales of its cosmetic lenses.

   Due to the fitter's influence over a patient's choice of contact lens brand, the Company believes that developing and maintaining strong relationships with eyecare practitioners is the most critical aspect of its sales and marketing strategy. The Company has a salesforce of 222 persons who market the Company's products to eyecare practitioners. The Company's salesforce seeks to train new ODs and MDs to fit the Company's lenses and to inform them of the revenue potential and value-added features of the Company's products. In marketing to eyecare practitioners, the Company stresses the quality and features offered by its products, the breadth of its product line and the ability of such practitioners to generate more revenue per patient by offering the Company's value-added products. The Company also advertises its products to eyecare practitioners through promotional materials, trade publications and conventions.

   The Company currently sells through a direct salesforce in North America, U.K, Italy, France, Spain, Belgium, Netherlands, Luxembourg, Germany, Mexico, Brazil, Argentina, Japan, Australia and the middle east. Countries in Europe, Asia and Latin America not directly served by the Company are serviced by a broad network of distributors.

   The following table sets forth the Company's net sales to the geographic regions indicated for the year ended December 31, 1999:

                        Net Sales to Geographic Regions
                             (dollars in thousands)

   Region                                                        Amount  Percent
   ------                                                       -------- -------
   United States..............................................  $185,022    59%
   Rest of World..............................................   126,667    41%
                                                                --------   ---
     Total....................................................  $311,689   100%
                                                                ========   ===

   For additional information about the Company's geographic sales, refer to Footnote 14 of the Company's Consolidated Financial Statements.

Customers

   The Company currently sells its products through a variety of channels including fitters and wholesalers who sell to fitters and lens-replacement suppliers. The Company sells to a highly fragmented account base with no one customer accounting for more than 10% of its revenues for the year ended December 31, 1999. Furthermore, the Company's top 10 customers accounted for less than 20% of its revenues for the year ended December 31, 1999.

   In the United States, the Company sells to three customer segments: private practitioners, chain warehouses and wholesalers. There are approximately 17,500 private practitioners (MDs and ODs not affiliated with a retail chain) who fit the Company's products. In addition, the Company has distribution in over 11,000 retail chain locations, such as Cole National Corporation, LensCrafters, National Vision Association and Wal-Mart Stores, Inc., that advertise, promote and fill prescriptions for the Company's products. Wholesalers supply but do not fit the Company's lenses. The chart below illustrates the mix of distribution channels used by Wesley Jessen in the United States in 1999:

                       Net Sales by Distribution Channel
                         (as a percentage of net sales)

                                                                 Percent of 1999
      Distribution Channel                                         U.S. Sales
      --------------------                                       ---------------
      Private practitioners.....................................      59.7%
      Chain warehouses..........................................       9.7%
      Wholesalers...............................................      30.6%
                                                                      ----
        Total...................................................       100%
                                                                      ====

   In Europe, key corporate accounts like Boots in the United Kingdom and Optic 2000 in France have selected the Company's lenses as their private label as well as offering its branded products. In Japan, the world's second largest contact lens market, the Company has a direct sales force and also has formed strategic relationships with several hard and soft contact lens manufacturers.

Distribution

   The Company performs most warehousing, inventory management, order taking and order fulfillment functions in-house. The Company's fulfillment system provides the flexibility to receive, fill and ship orders as small as a single lens and as large as a full truckload. Approximately 13,800 orders are received daily, primarily by telephone and facsimile in eleven customer service centers in North America, Europe, Asia, Argentina and Australia.

   In the U.S., approximately 60% of the Company's lenses are shipped primarily by common carriers directly to eyecare practitioners from a distribution center in Des Plaines, Illinois. The remaining 40% are shipped to wholesalers, who resell lenses to practitioners and mail-order houses. In several key markets outside the U.S., the Company sells and distributes lenses directly to eyecare practitioners. In other international markets, the Company serves customers through its network of independent distributors.

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

   Within the contact lens market, the Company believes that the principal competitive factors in the specialty segment include product innovation, brand awareness, product quality and price. Due to the manner in which contact lenses are distributed (i.e., through prescription), the Company also competes on the basis of its reputation and relationships with eyecare practitioners.

Suppliers

   The Company has a broad base of suppliers. The Company has qualified multiple vendors to supply substantially all of the materials used by the Company in its manufacturing processes and actively seeks to qualify new vendors to insure adequate access to such materials. The primary raw materials used by the Company in the production of contact lenses are specialty chemicals. For the year ended December 31, 1999, no supplier accounted for more than 5% of the Company's costs of goods sold.

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

   The Company holds more than 70 U.S. patents, many of which have been extended into key foreign countries. The most important part of the Company's patent portfolio relates to the design and production techniques of the Company's cosmetic lenses. These patents begin to expire in the year 2004. The Company's patents include patterns for changing the color of and enhancing the iris, as well as methods for performing the printing operation and promoting the adhesion of the printed ink to the lens. This group of patents covers both the technology used by the Company in the production of its cosmetic lenses, as well as many viable alternatives which could be used to replicate such production techniques. Another important group of patents covers the Company's newest lens molding technology, which accommodates a high degree of automation with correspondingly lower manufacturing cost. The features covered are casting cup design, numerous process techniques and blister package design. The Company has filed but not yet received a patent for its automatic lens inspection system. The Company also holds patents covering a UV-absorbing compound used for making UV-absorbing lenses, the design and manufacture of toric lenses, lens materials and bifocal lens technology.

   The Company's policy is to aggressively prosecute and defend its patents and other proprietary technology. The Company is currently seeking to enforce its intellectual property rights to cosmetic lenses in lawsuits filed by the Company in Italy and in Germany and has similar actions planned in other countries. The prosecution and defense of intellectual property protections, like any lawsuit, is inherently uncertain and carries no guarantee of success. The protection of intellectual property in certain foreign countries is particularly uncertain. There can be no assurance that the prosecution and defense of its intellectual property will be successful or that the Company will be able to secure adequate intellectual property protections in the future.

   The Company's trademarks include the following well recognized brand names:
Aquaflex(R), CSI(R), DuraSoft(R), Elegance, FreshLook(R), FreshLook ColorBlends(R), Gentle Touch(R), Hydrocurve(R), Optifit(R), Polycon(R), Precision UV(R) and SoftPerm(R). The Company's policy is to register trademarks in countries where registration is available and deemed necessary or appropriate. Trademark applications are pending for various marks in the United States and other countries. There are gaps in registrations, and some marks may not be available for use in various countries.

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

   As a manufacturer of medical devices, the Company is required to register with the FDA and comply with the FDA's good manufacturing practice regulations. GMP Regulations require that the Company manufacture its products and maintain its manufacturing, testing and control activities records in a prescribed manner. Further, the Company is required to comply with FDA requirements for labeling and promoting its products. The Company is subject to periodic inspections by the FDA and can be subjected to a number of regulatory actions if it is found not to be in compliance with applicable laws and regulations. If the FDA believes that a company may not be operating in compliance with applicable laws and regulations, it can record its observations on a form FDA 483; place the company under observation and reinspect the facilities; institute proceedings to issue a warning letter apprising of violative conduct; detain or seize products; mandate a recall; enjoin future violations; and assess civil and criminal penalties against that company, its officers or its employees. In addition, clearances or approvals could be withdrawn in appropriate circumstances. Failure to comply with regulatory requirements or any adverse regulatory action could have a material adverse affect on the Company. On occasion, the Company has received notifications from the FDA of alleged deficiencies in the Company's compliance with FDA requirements. In 1999, inspections were performed in Southampton, United Kingdom and Cidra, Puerto Rico. A form FDA 483 was issued for several items requiring corrective action in Southampton. The Company corrected these items and notified the FDA of its readiness for a re-inspection. The date of the re-inspection is pending. The Company does not expect such inspections to give rise to any material FDA compliance issues or to otherwise have a material adverse effect on the Company.

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

   Under the system established by the Directive, all medical devices other than active implants and in vitro diagnostic products must qualify for CE marking. "CE marking" means the manufacturer certifies that its product bearing the CE mark satisfies all requirements essential for the product to be considered safe and fit for its intended purpose.

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

Employees

   As of December 31, 1999, the Company had 2,602 full-time and part-time employees, including 1,701 in the United States (including Puerto Rico), 732 in Europe, and 169 in the rest of the world. The Company has no collective bargaining agreements with any union and believes that its overall relations with employees are satisfactory.

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

   In connection with the Wesley Jessen Acquisition and the Barnes-Hind Acquisition, the respective sellers, subject to certain limitations, agreed to retain responsibility for, and indemnify the Company from and against, certain environmental matters. These matters include addressing a limited area of historical contamination at the Company's Des Plaines facility and settling any liability of Barnes-Hind at a Superfund site located in Whittier, California and Santa Barbara County, California. Notwithstanding these contractual agreements, the Company could be pursued in the first instance by governmental authorities or third parties with respect to certain indemnified matters, subject to the Company's right to seek indemnification from the appropriate seller. Management does not currently believe that any such matter will have a material adverse effect on the business or financial condition of the Company.

Item 2. Properties

   The Company's principal manufacturing facilities are located in Cidra, Puerto Rico; Des Plaines, Illinois; San Diego, California; and Southampton, United Kingdom. The Company's headquarters is located in Des Plaines, Illinois (a suburb of Chicago).

   The Company believes that substantially all of its property and production equipment is in good condition and, after the completion of the expansion at the Des Plaines, Illinois facility in the fourth quarter of 1999, that it has sufficient capability to meet its current and projected manufacturing and distribution needs for the foreseeable future. All of the Company's owned properties are subject to a mortgage as collateral under the bank credit agreement. The following table describes the principal properties of the Company as of December 31, 1999:

                                                           Square
Location           Function                                Footage Owned/Leased
--------           --------                                ------- ------------
Des Plaines,       Corporate Headquarters/Disposable       340,000     Owned
 Illinois          Manufacturing/R&D/Distribution
Des Plaines,
 Illinois          Distribution Center                      62,883    Leased
Chicago, Illinois  Distribution Center (1)                  48,000    Leased
San Diego,
 California        Conventional Manufacturing/Distribution  69,700    Leased
Cidra, Puerto
 Rico              Conventional Manufacturing               65,000     Owned
Southampton,
 United Kingdom    Disposable Manufacturing/R&D             66,200    Leased
Southampton,
 United Kingdom    Conventional Manufacturing               12,250    Leased
Farnham, United
 Kingdom           RGP Manufacturing                         5,000    Leased
Chandlers Ford,
 United Kingdom    Conventional Manufacturing               20,000    Leased
Eastleigh, United
 Kingdom           Distribution Center                      25,000    Leased
Mississauga,
 Ontario           Sales Office/Distribution                 7,000    Leased
Rome, Italy        Sales Office/Distribution                 7,750    Leased
Paris, France      Sales Office/Distribution                12,000    Leased
Sydney, Australia  Sales Office/Distribution                 7,500    Leased
Sydney, Australia  Manufacturing                             7,050    Leased
Tokyo, Japan       Sales Office/Distribution                 5,000    Leased
Madrid, Spain      Sales Office/Distribution                  *       Leased
Rotterdam,
 Holland           Sales Office                               *       Leased
Sao Paulo, Brazil  Sales Office/Distribution                  *       Leased
Munich, Germany    Sales Office                               *       Leased
Hong Kong          Sales Office                               *       Leased
Singapore          Sales Office                               *       Leased
Mexico City,
 Mexico            Sales Office                               *       Leased
Buenos Aires,
 Argentina         Manufacturing                              *       Leased
Buenos Aires,
 Argentina         Sales Office/Distribution                  *       Leased

--------
*Less than 5,000 square feet.
(1)This facility was sublet in September 1998

   Cidra, Puerto Rico. This 65,000 square foot facility was completed in 1991 and primarily produces the Company's CSI spherical, Durasoft and Optifit conventional clear and specialty lenses.

   Des Plaines, Illinois. This 340,000 square foot facility currently produces all of the Company's FreshLook disposable lenses and also houses its corporate headquarters, research and development activities and other administrative services.

   San Diego, California. This 69,700 square foot facility produces the Company's CSI and Hydrocurve toric lenses and Gentle Touch lenses. Additionally, the facility is used for customer service. The U.S. distribution function was transferred to the Des Plaines, Illinois facility in February 1999. For additional information about the phase out of this facility, refer to Management's Discussion and Analysis of Financial Condition and Results of Operations.

   Southampton, United Kingdom. This 66,200 square foot facility was substantially completed in 1996 and supports production of the Company's Precision UV lenses.

Item 3. Legal Proceedings

   The Company is currently a party to various claims and legal actions which arise in the ordinary course of business. The Company believes such claims and legal actions, individually and in the aggregate, will not have a material adverse effect on the business, financial condition or results of operations of the Company. The Company carries insurance coverage in the types and amounts that management considers reasonably adequate to cover the risks it faces in the industry in which it competes. There can be no assurance, however, that such insurance coverage will be adequate to cover all losses which the Company may incur in future periods.

   In connection with the Barnes-Hind Acquisition, Pilkington plc agreed, subject to certain limitations, to retain responsibility for, and indemnify the Company from and against, certain litigation and other claims. Notwithstanding these contractual agreements, the Company could be pursued in the first instance by third parties with respect to certain indemnified matters, subject to the Company's right to seek indemnification from such seller. Management does not currently believe that any such matter will have a material adverse effect on the business or financial condition of the Company.

Item 4. Submission of Matters to a Vote of Security-Holders

   No matters were submitted to a vote of the Company's security-holders in the fourth quarter of 1999.

Item 4A. Executive Officers of the Registrant

Name                     Age Position
----                     --- --------
Kevin J. Ryan...........  60 Chairman of the Board, President, Chief Executive Officer and Director
Edward J. Kelley........  51 Vice President, Finance, Chief Financial Officer and Director
Raleigh S. Althisar,
 Jr.....................  51 Vice President, Worldwide Manufacturing
Ronald J. Artale........  50 Vice President and Controller
Lawrence L. Chapoy......  57 Vice President, Research & Development
William M. Flynn........  41 Vice President, Pan Asia
Joseph F. Foos..........  48 Vice President, Scientific Affairs
George H. McCrary.......  57 Vice President, Americas
Daniel M. Roussel.......  51 Vice President, Europe
Thomas F. Steiner.......  54 Vice President, Marketing

   Kevin J. Ryan has served as President, Chief Executive Officer and a Director of the Company since June 1995 and has served as Chairman of the Board since February 1999. From 1991 to 1995, Mr. Ryan was President of BioSource Genetics Corporation. From 1987 to 1990, Mr. Ryan served as President of the Barnes-Hind contact lens business; from 1983 to 1987, as President of Revlon VisionCare (a division of Revlon, Inc.); and from 1978 to 1983, as President of Barnes-Hind (then a part of Revlon VisionCare).

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

   Joseph F. Foos has served as Vice President, Scientific Affairs of the Company since 1994. Mr. Foos joined Wesley Jessen in 1987 and has served as Manager, Quality Assurance for two years, Project Manager for Research and Development Pilot Manufacturing and various other positions of increasing responsibility.

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

                                    PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
Matters

Market Information

   The Common Stock is traded on the Nasdaq National Market ("Nasdaq") under the symbol "WJCO." The following table sets forth on a per share basis, the high and low bid sale prices per share for the Common Stock as reported by the Nasdaq for the period indicated:

                                                                    High   Low
                                                                   ------ ------
   1998:
   First Quarter.................................................. $40.25 $31.38
   Second Quarter.................................................  35.63  18.19
   Third Quarter..................................................  26.38  16.13
   Fourth Quarter.................................................  28.25  16.13

   1999:
   First Quarter.................................................. $28.13 $20.25
   Second Quarter.................................................  35.13  25.00
   Third Quarter..................................................  33.25  26.88
   Fourth Quarter.................................................  40.94  25.31

Holders

   As of the close of business on March 15, 2000, there were approximately 3,909 beneficial holders of record of Common Stock. A recent reported last sale price of the Common Stock on the Nasdaq is set forth on the cover page of this report.

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

Item 6. Selected Financial Data

   The selected financial data presented below have been derived from the consolidated financial statements of the Company. The financial statements for each of the years in the five year period ended December 31, 1999 have been audited by PricewaterhouseCoopers LLP, independent accountants. This selected financial data should be read in conjunction with "Management's Discussion and Analysis of Results of Operations and Financial Condition" and the Company's Consolidated Financial Statements and Notes.

                                              Company
                          --------------------------------------------------
                                                                             Predecessor
                                                                  June 29     January 1
                            Twelve Months Ended December 31       through      through
                          ------------------------------------  December 31,  June 28,
                            1999     1998     1997      1996        1995        1995
                          -------- -------- --------  --------  ------------ -----------
Statements of Income:
Net sales...............  $311,689 $292,259 $282,178  $156,752    $ 54,315    $ 51,019
Income (loss) before
 income taxes and
 extraordinary loss.....    51,487   43,847   12,388    (4,108)    (33,737)    (22,544)
Income (loss) before
 extraordinary loss.....    35,011   29,597    8,200    (1,071)    (19,715)    (13,143)
Extraordinary loss, net
 of income tax benefit..       --       --    (4,902)   (1,671)        --          --
Net income (loss).......    35,011   29,597    3,298    (2,742)    (19,715)    (13,143)

Income (loss) per common
 share:
 Basic
  Income (loss) before
   extraordinary loss...  $   2.03 $   1.70 $   0.49  $  (0.07)   $  (1.37)
  Extraordinary loss,
   net of income tax
   benefit..............  $    --  $    --  $  (0.29) $  (0.12)   $    --
  Net income (loss).....  $   2.03 $   1.70 $   0.20  $  (0.19)   $  (1.37)

 Diluted
  Income (loss) before
   extraordinary loss...  $   1.88 $   1.57 $   0.45  $  (0.07)   $  (1.37)
  Extraordinary loss,
   net of income tax
   benefit..............  $    --  $    --  $  (0.27) $  (0.12)   $    --
  Net income (loss).....  $   1.88 $   1.57 $   0.18  $  (0.19)   $  (1.37)

Balance Sheets:
Working capital.........  $ 80,350 $ 83,717 $ 65,835  $ 77,747    $ 30,262
Total assets............   223,014  204,518  173,076   180,600      67,330
Total debt..............    50,441   69,000   57,000   102,975      42,000
Stockholders' equity
 (deficit)..............    90,868   49,952   36,846   (13,292)    (12,190)

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

   Wesley Jessen is the leading worldwide developer, manufacturer and marketer of specialty soft contact lenses, based on its share of the specialty lens market. The Company's products include cosmetic lenses, which change or enhance the wearer's eye color appearance; toric lenses, which correct vision for people with astigmatism; and premium lenses, which offer value-added features such as improved comfort for dry eyes and protection from UV light. Founded in 1946 by pioneers in the contact lens industry, the Company has a long-standing reputation for innovation and new product introductions. Wesley Jessen develops technology, manufacturing processes and products through a combination of its in-house staff of more than 100 engineers and scientists and Company-sponsored research by third-party experts. The Company markets and sells its products to consumers through one of the largest advertising campaign in the industry and to eyecare practitioners through its 222 person salesforce and network of independent distributors, which together sell the Company's products in more than 75 countries.

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

   In connection with the Barnes-Hind Acquisition, the Company identified significant operating synergies and substantial cost saving opportunities. The Company has completed its initial cost reduction measures which, as expected, have improved the Company's operating results. The Company is in the process of closing its manufacturing operations in San Diego, California and continues to shift conventional lens production to its plant in Cidra, Puerto Rico. The Company believes this consolidation of facilities will generate additional cost savings and further operating leverage. However, there can be no assurance that the Company will be able to achieve such cost savings in future periods.

   As a result of the Barnes-Hind Acquisition, the Company recognized a significant non-cash increase in cost of goods sold of $22.7 million in 1997 related to the amortization of the Barnes-Hind purchased inventory step-up to fair value at the acquisition date. An adjustment for this non-recurring charge has been reflected in the pro forma column of the Company's Unaudited Statement of Operations Data. See "Results of Operations."

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

Results of Operations

   The Barnes-Hind Acquisition occurred on October 2, 1996. Because of the revaluation of the assets and liabilities, the related impact on cost of sales and expenses and the several cost-reduction and operating improvements undertaken in connection with such Acquisition, the financial statements of the Company for the years ended December 31, 1999, 1998 and 1997 are not comparable. In addition, the Company completed its IPO in February, 1997, which had a significant impact on the Company's ongoing interest expense. To improve the comparability of the Company's last three fiscal years, and to assist the reader in better understanding the changes in the Company's operations over such periods, the Company has set forth below certain pro forma operating results for the year ended December 31, 1997 giving effect to the cost-reduction and operating improvements as if such transactions occurred on January 1, 1997. The pro forma adjustments are set forth in the note to the table. The pro forma information included herein for the prior year period is presented for informational purposes only and should not be viewed as a substitute for the Company's results of operations calculated in accordance with generally accepted accounting principles. In addition, the following pro forma information does not purport to represent the results of operations of the Company had such transactions in fact occurred on such date, nor do they purport to be indicative of the results of operations of any future periods. The following pro forma information should be read in conjunction with the Consolidated Financial Statements of the Company included herein.

                     Unaudited Statement of Operations Data
                     (in thousands, except per share data)

                                                             Pro
                                        Actual    Actual    Forma     Actual
                                         1999      1998    1997(a)     1997
                                       --------  --------  --------  --------
Net sales............................. $311,689  $292,259  $282,178  $282,178
Operating costs and expenses:
  Cost of goods sold..................   98,109    90,471    92,780   115,446
  Marketing and administrative........  146,458   143,309   136,565   137,650
  Research and development............   12,618    10,818    11,997    11,997
  Amortization of goodwill, net.......     (845)     (997)     (862)     (862)
                                       --------  --------  --------  --------
  Income from operations..............   55,349    48,658    41,698    17,947
Other (income) expense:
  Equity in net loss of affiliate.....      380       --        --        --
  Interest expense, net...............    3,482     4,811     5,148     5,559
                                       --------  --------  --------  --------
Income before income taxes and
 extraordinary loss...................   51,487    43,847    36,550    12,388
Income tax expense....................  (16,476)  (14,250)  (12,244)   (4,188)
                                       --------  --------  --------  --------
Income before extraordinary loss......   35,011    29,597    24,306     8,200
Extraordinary loss, net of related
 income tax benefit...................      --        --        --     (4,902)
                                       --------  --------  --------  --------
Net income............................ $ 35,011  $ 29,597  $ 24,306  $  3,298
                                       ========  ========  ========  ========
Net income per common share:
  Basic............................... $   2.03  $   1.70  $   1.40  $   0.20
                                       ========  ========  ========  ========
  Diluted............................. $   1.88  $   1.57  $   1.29  $   0.18
                                       ========  ========  ========  ========
Weighted average common shares
 outstanding:
  Basic...............................   17,248    17,432    17,302    16,898
                                       ========  ========  ========  ========
  Diluted.............................   18,624    18,904    18,856    18,451
                                       ========  ========  ========  ========

--------
(a) The pro forma results include adjustments for (i) the elimination of inventory step-up amortization of $22,666; (ii) the cost savings of $1,085 relating to the reduction of certain operating expenses including the consolidation of corporate offices, a reduction in the number of corporate-level employees and related expenses, and the curtailment of certain manufacturing activities; (iii) the net decrease in interest expense of $411 associated with the refinancing in connection with the IPO; (iv) the elimination of the extraordinary write-off of capitalized financing fees of $4,902; and (v) the adjusted income tax expense resulting from the preceding adjustments at an effective income tax rate of 33.5%.

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

   Net sales for the year ended December 31, 1999 increased $19.4 million, or 6.6%, to $311.7 million from $292.3 million for the year ended December 31, 1998. This increase resulted primarily from 32.4% growth in the sales of disposable and planned replacement contact lenses driven by the introduction of FreshLook ColorBlends(R) and FreshLook(R) Toric, from $124.8 million to $165.2 million, offset by a 12.5% decline in the sales of conventional lenses, from $167.4 million to $146.5 million. Sales of disposable and planned replacement lenses grew 40.1% in the U.S. and 23.5% internationally while sales of conventional lenses fell 11.5% domestically and 14.1% in the rest of the world. For the year, total U.S. sales increased 8.7% while total international sales grew 3.8%.

   Gross profit for the year ended December 31, 1999 increased $11.8 million, or 5.8%, to $213.6 million from $201.8 million in the comparable 1998 period. Gross profit margin decreased 0.5% to 68.5% in 1999, reflecting short term production inefficiencies during the first six months of the year related to meeting the sales demand for new disposable products.

   Marketing and administrative expenses increased by $3.2 million, or 2.2%, to $146.5 million in 1999 from $143.3 million in 1998. This increase was largely due to additional selling and distribution expenses to support the expansion of the international direct salesforce and sales markets principally in the Asia Pacific region. As a percentage of net sales, marketing and administrative expenses decreased to 47.0% in 1999 from 49.0% in 1998.

   Research and development expenses for 1999 increased by $1.8 million, or 16.6%, to $12.6 million from $10.8 million in 1998. As a percentage of net sales, research and development expenses rose to 4.0% from 3.7% in the prior year period. The increase was driven by spending for the development of capacity enhancements, bi-focal and other new products and regulatory costs for gaining approval to market an expanded product line in Japan.

   Equity in net loss of affiliate represents the Company's percentage ownership of the operations of Inoveon Corporation, in which the Company holds a minority interest investment. There was no comparable expense in the prior year.

   Interest expense, net decreased 27.6% to $3.5 million in 1999 from $4.8 million in 1998 due to lower current year interest rates and debt balances along with the capitalization of interest costs in the 1999 period related to the construction of additional production capacity. Excluding the impact of capitalization, interest expense decreased 15.6%.

   Net income for the year ended December 31, 1999 increased $5.4 million, or 18.3%, to $35.0 million from $29.6 million for the year ended December 31, 1998 as increased marketing and administrative costs and higher research and development expenses were more than offset by gross profit gains. The Company's effective tax rate decreased slightly to 32% in 1999 from 32.5% in 1998.

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

Liquidity and Capital Resources

   The Company finances its operations primarily through funds provided from operations and through borrowings under its revolving credit facility. For the year ended December 31, 1999, the Company provided approximately $47.6 million in cash from operating activities driven primarily by profitability gains and net working capital improvements. For the year ended December 31, 1998, the Company provided approximately $31.2 million in cash from operating activities. This source of funds resulted from improved profitability, along with higher income taxes payable and accounts payable balances, partially offset by increased inventory and accounts receivable levels. For the year ended December 31, 1997, the Company provided approximately $6.9 million in cash from operating activities, primarily as a result of increases in profitability (giving effect to the inventory step-up amortization and the extraordinary loss), partially offset by working capital requirements and payments under the plan to integrate the Barnes-Hind operations. Since December 31, 1998, the Company has made net payments against long term debt of approximately $21.0 million.

   For the years ended December 31, 1999, 1998 and 1997, the Company made capital expenditures of approximately $30.9 million, $17.2 million and $16.3 million, respectively. The majority of these capital expenditures were for production capacity expansion, information technology enhancements and site consolidations. The Company anticipates additional capital expenditures of approximately $35.0 million to be made throughout 2000 to continue capacity expansion, complete facility consolidations and improve management information systems. The Company expects to fund these capital expenditures primarily by cash generated from operating activities and borrowings under its revolving credit facility.

   In 2000 the Company expects to incur $4.4 million of costs to complete its integration of the Barnes-Hind operations which were acquired in 1996.

   The Company maintains a $170 million revolving credit facility, as amended in August, 1999, the availability of which will be reduced by $20 million in September 2000 and $20 million in September 2001. The credit agreement imposes certain restrictions on the Company, including restrictions on its ability to incur indebtedness, declare dividends or other distributions, make investments and capital expenditures, grant liens, sell its assets and engage in certain other activities. The most recent amendment to the credit agreement relaxes certain restrictions on the Company's use of loan proceeds by increasing the levels allowed for intercompany loans, capital contributions to foreign subsidiaries, investments, stock repurchases and capital expenditures. In addition, the indebtedness of the Company under the credit agreement is secured by substantially all of the assets of the Company, including the Company's real and personal property, inventory, accounts receivable, intellectual property and other tangible assets. As of December 31, 1999, the Company had approximately $122.0 million available under this facility.

   Management believes that, based on current levels of operations and anticipated internal growth, cash flow from operations, together with other available sources of funds including borrowings under the credit agreement and cash on hand at December 31, 1999, of $8.9 million, will be adequate over the next twelve months to make required payments of principal and interest on the Company's indebtedness, to fund anticipated capital expenditures and working capital requirements, including the aforementioned restructuring and integration costs, and to enable the Company to comply with the terms of their debt agreements. However, actual capital requirements may change, particularly as a result of any acquisitions the Company may pursue. The ability of the Company to meet its debt service obligations and reduce its total debt will be dependent upon the future performance of the Company and its subsidiaries which, in turn, will be subject to general economic conditions and to financial, business and other factors, including factors beyond the Company's control. A significant portion of the consolidated debt of the Company bears interest at floating rates; therefore, the Company's financial condition is and will continue to be affected by changes in prevailing interest rates. In December, 1999, the Company purchased an interest rate cap on $35.0 million notional principal amount at a fixed rate of 8.5%, which expires on December 31, 2001. The cap is intended to provide partial protection from exposure relating to the Company's variable rate debt instruments.

   Approximately 41% of the Company's net sales for the year ended December 31, 1999 were to international customers and the Company expects that sales to international customers will continue to represent a material portion of its net sales. Historically, fluctuations in foreign currency exchange rates have had only a minor impact on the Company's results of operations and the Company does not expect such fluctuations to be material in the foreseeable future.

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

Investments and Acquisitions

   In June 1999, the Company purchased a 16.4% minority interest in Inoveon Corporation ("Inoveon") for $2.4 million, represented by shares of convertible Series A preferred stock. In January 2000, the Company made an additional investment of $1.0 million which increased its ownership to 23.2%. Inoveon, an Internet disease management company, has granted the Company exclusive U.S. rights to market a proprietary national system to help optometrists manage diabetic retinopathy, a leading cause of preventable blindness. After an initial implementation period, during which Inoveon will deploy the system to integrated health care providers, the Company will begin marketing it to the optometric community. The investment is accounted for under the equity method of accounting.

   In May 1999, the Company, through its Hong Kong subsidiary, acquired certain assets of Eycon Lens (Hong Kong) Co., Ltd. from its sole shareholder. In June and July 1998, the Company completed two other international acquisitions. The total adjusted purchase price for the three acquisitions of approximately $3.2 million, including additional fees and expenses, was funded with existing liquidity. The Company accounted for the acquisitions under the purchase method of accounting. None of these acquisitions was material to the Company's financial statements.

Recent events

   On March 19, 2000, the Company signed a definitive merger agreement ("Merger Agreement") with Ocular Sciences, Inc. ("Ocular"). Ocular manufactures and distributes disposable soft contact lenses. Under the merger agreement, the Company plans to issue approximately 16.9 million shares of its common stock to Ocular shareholders who will receive .721 shares of Wesley Jessen stock for each share of Ocular stock held. The merger is subject to approval by the shareholders of both Wesley Jessen and Ocular Sciences, and is expected to be accounted for as a pooling-of-interests.

Inflation

   Management believes that inflation has not had a material impact on results of operations for the Company during the three years ended December 31, 1999.

Recently Issued Accounting Pronouncements

   Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" issued in June 1998, establishes accounting and reporting standards for derivative instruments and for hedging activities. Amending SFAS 52, "Foreign Currency Translation" and SFAS 107, "Disclosures about Fair Value of Financial Instruments" and superceding SFAS 80, "Accounting for Futures Contracts," SFAS 105, "Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk" and SFAS 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments," SFAS 133 requires the recognition of all derivatives as either assets or liabilities in the statement of financial position and measurement of those instruments at fair value. The effective date for this Statement is fiscal years beginning after June 15, 2000. Retroactive application to prior period financial statements is not permitted. The Company expects to adopt this Statement in its financial statements for the year ending December 31, 2001. This Statement is not expected to have a material impact on the Company's financial statements.

Year 2000

   The Company utilizes and relies upon computer technology in many facets of its operations, such as in the manufacture of contact lenses, the distribution of lenses to customers, the arrangement of credit in connection with the purchase of goods and the internal and external reporting of financial and operational information. The technologies employed by the Company throughout its operation include hardware and software as well as microprocessors and other electronic devices which are components of production equipment ("embedded chips"). In the past, certain computer programs were written using two digits rather than four to define the applicable year. Consequently, any of the Company's systems and equipment that involve the use of time-sensitive software programmed in that manner could have recognized a date using "00" as the year "1900" rather than "2000", possibly resulting in miscalculations or system failures. This is commonly referred to as the "Year 2000" or "Y2K" issue.

   The Company undertook a global approach to addressing the Year 2000 issue, identifying the areas of its operations in which the Year 2000 issue could arise and conducting a global survey of all personal computer software and other essential equipment to identify components to be modified or replaced. A formal program to acquire and repair existing Company personal computers and associated software was completed. The Company's critical systems including manufacturing and application software were modified, tested and implemented. In addition, the Company initiated written communications with significant suppliers and all banking institutions with which the Company has financial arrangements to determine the extent to which the Company's systems and operations were vulnerable to those third parties' failures to remediate their Year 2000 compliance problems. Contingency plans were developed, concentrating on critical functions such as order entry, distribution and manufacturing.

   The Company used both internal and external resources to identify and test systems for Year 2000 compliance and to modify or replace them where necessary. In achieving Year 2000 compliance, the Company expects to incur total costs of $3.4 million, of which $1.8 million and $0.8 million was spent in 1999 and 1998, respectively, and has projected additional spending of $0.8 million in future periods, primarily for payments on leased computer equipment. The majority of these costs were expensed as incurred, with the remainder treated as capital expenditures. Costs related to Year 2000 compliance were not significant in the years prior to 1998.

   The Company believes that, as a result of its actions, the Year 2000 issue did not pose operational problems for its computer systems. In addition, the systems of third parties were made compliant in a timely manner and did not have an adverse effect on the Company. Management believes the Year 2000 issue did not have a material impact on the Company's results of operations, liquidity and financial condition. Continued monitoring of systems and equipment will occur during 2000.

Conversion to Euro Currency

   On January 1, 1999, eleven member countries of the European Union established fixed conversion rates between their existing currencies ("legacy currencies") and one common currency--the euro. The conversion to the euro will eliminate currency exchange risk between member countries. Beginning in January 2002, new euro-denominated bills and coins will be issued, and legacy currencies will be withdrawn from circulation. The transition period for the introduction of the euro will be between January 1, 1999 and June 30, 2002.

   The Company conducts business in some member countries affected. The more important issues facing the Company include: converting information technology systems; negotiating and amending business agreements and contracts; processing tax and accounting records; and potentially the competitive impact of cross-border price transparency. The Company's operating subsidiaries affected by the euro currency conversion have addressed the significant issues involved, primarily order processing, banking and assessment of financial systems. Based on our work to date, we believe the euro currency conversion did not have a material impact on the Company's consolidated financial condition and results of operations.

Forward-Looking Statements

   The Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"). Such forward-looking statements are based on the beliefs of the Company's management as well as on assumptions made by and information currently available to the Company at the time such statements were made. When used in this MD&A, the words "anticipate," "believe," "estimate," "expect," "intends," and similar expressions, as they relate to the Company are intended to identify forward-looking statements, which include statements relating to, among other things, (i) the ability of the Company to continue to compete successfully in the contact lens market; (ii) the anticipated benefits from new product introductions; (iii) the completion of the integration of Barnes-Hind with the Company; (iv) the continued effectiveness of the Company's sales and marketing strategy; and (v) the ability of the Company to continue to successfully develop and launch new products. Actual results could differ materially from those projected in the forward-looking statements as a result of the matters discussed herein and certain economic and business factors, some of which may be beyond the control of the Company.

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

Foreign currency exchange rate risk

   The Company uses forward exchange contracts to minimize the effects of foreign currency fluctuations between the British Pound Sterling and the Japanese Yen. These contracts are used to hedge certain intercompany amounts owed, and the notional amounts and fair values of those contracts were not material at December 31, 1999.

Interest rate risk

   Virtually all of the Company's debt bears interest at floating rates, approximately 6.4% at December 31, 1999. Therefore, increases and decreases in interest rates have significant impact on the Company's overall profitability, but do not have a significant impact on the fair value of the debt overall. A 10% increase in the interest rate would increase the Company's 1999 interest expense by approximately 10%, or $412,000 as compared to $544,000 in 1998. The Company purchased an interest rate cap of 8.5% on $35.0 million of notional principal amount in order to partially offset adverse impacts of potential interest rate increases. The Company currently does not expect to incur any expense or receive any significant benefit from the interest rate cap because of the large difference between the current interest rate and the interest rate cap.

Item 8. Financial Statements and Supplementary Data

   The information required by Item 8 is set forth on pages 31 through 52 of this Form 10-K. The supplementary financial information required by Item 302 of Regulation S-K is set forth on page 54 of this Form 10-K.

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

Item 13. Certain Relationships and Related Transactions

   Information with respect to certain relationships and related transactions is set forth in the Proxy Statements under the headings "Election of Directors--Compensation Committee Interlocks and Insider Participation" and "Election of Directors--Certain Relationships and Related Transactions," which information is incorporated herein by reference.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

   (a) The following documents are filed as part of this report:

    1. Financial Statements. The following consolidated financial statements of the Company and the report of the independent auditors thereon, are included in this Form 10-K on pages 31 through 51:

       Report of Independent Accountants

       Consolidated Statements of Income of the Company for the years ended

       December 31, 1999, 1998 and 1997

       Consolidated Balance Sheets of the Company at December 31, 1999 and
    1998

       Consolidated Statements of Cash Flows of the Company for the years ended

       December 31, 1999, 1998 and 1997

       Consolidated Statements of Changes in Stockholders' Equity of the Company for the years ended December 31, 1997, 1998 and 1999

       Notes to Consolidated Financial Statements

    2. Supplemental Unaudited Financial Data. Quarterly Financial Data is included in the Form 10-K on page 52.

    3. Financial Statement Schedules. The following financial statement schedule of the Company for the years ended December 31, 1997, 1998 and 1999 is included in the Form 10-K on page 54.

         Schedule
         No.            Description
         --------       -----------
         Schedule II    Valuation and Qualifying Accounts

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

       Exhibit No.                           Exhibit
       -----------                           -------
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

         3.1(i)    Amended and Restated Certificate of Incorporation. (2)

         3.1(ii)   Amended and Restated By-laws. (2)

         4.1 Certificate representing shares of Common Stock, $0.01 par value per share. (1)

         4.2       Stockholders Agreement, dated October 22, 1996, among the
                   Company and the stockholders named therein. (1)

         4.3       Amended and Restated Registration Agreement, dated as of
                   October 22, 1996 between the Company and the stockholders named therein. (1)

 Exhibit No.                               Exhibit
 -----------                               -------
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

     4.8 Subordinated seller's note, dated as of October 2, 1996, by Wesley-Jessen Corporation in favor of Pilkington plc. (1)

     4.9 Second Amendment, dated August 18, 1999, to the Credit Agreement, dated as of February 19, 1997 and reinstated as of September 10, 1997 and further amended by a First Amendment and Consent dated as of June 9, 1998, among Wesley, Jessen VisionCare, Inc., Wesley
             Jessen Corporation, various lending institutions, and Bankers
             Trust Company, as Agent. (6)

     4.10    Rights Agreement dated as of November 16, 1999, between Wesley
             Jessen VisionCare, Inc. and American Stock Transfer and Trust
             Company, as Rights Agent. (7)

    10.1     Wesley Jessen VisionCare, Inc. Stock Incentive Plan, as amended.
             (5) *

    10.2     Wesley Jessen VisionCare, Inc. Non-Employee Director Stock Option
             Plan. (2) *

    10.3     Amended and Restated Advisory Agreement, dated as of October 2,
             1996, between Wesley-Jessen Corporation and Bain Capital, Inc. (1)

    10.4     Stock Purchase Agreement, dated as of June 28, 1995, among Wesley-
             Jessen Holding, Inc. and the various purchasers named therein. (1)

    10.5     Agreement, dated as of December 21, 1992, between Wesley-Jessen
             Corporation and Tech Medical Inc, regarding casting cups, as amended. (1) *

    10.6     Employment Agreement, dated June 28, 1995 between the Company and
             Kevin J. Ryan. (1) *

    10.7     Employment Agreement, dated June 28, 1995 between the Company and
             Edward J. Kelley. (1) *

    10.8     Wesley-Jessen Holding, Inc. 1995 Stock Purchase and Option Plan.
             (1) *

    10.9     Wesley-Jessen Holding, Inc. 1996 Stock Option Plan. (1) *

    10.10 Management Agreement, effective as of June 28, 1995 and dated as of April 5, 1996, by and between the Company and Kevin J. Ryan
             (with an attached schedule setting forth the terms of other Named
             Executives). (1) *

    10.11 Indemnification Agreement, dated as of March 4, 1997 and effective as of February 12, 1997, between Kevin J. Ryan and the Company with an attached schedule listing the other officers and directors who entered into such an agreement. (2) *

    10.12    Lease agreements relating to the Company's Southampton, United
             Kingdom manufacturing facility. (1)

    10.13 Lease agreements relating to the Company's San Diego, California manufacturing facility. (1)

    10.14    Wesley-Jessen Corporation Professional Incentive Program (1996).
             (1) *

    10.15    Wesley Jessen VisionCare, Inc. Employee Stock Discount Purchase
             Plan. (2) *

    10.16 Asset Purchase Agreement, dated as of January 24, 1997 by and among Wesley-Jessen Corporation, PBH, Inc. and The Cooper
             Companies, Inc. +(2)

 Exhibit No.                               Exhibit
 -----------                               -------

    10.17    Unsecured promissory note, dated as of May 7, 1997, by Kevin J.
             Ryan in favor of Wesley-Jessen Corporation. (4)

    10.18 Unsecured promissory note, dated July 27, 1999, by Kevin J. Ryan in favor of Wesley Jessen Corporation. (6)

    10.19    Employment Agreement dated October 1, 1999 between the Company and
             Kevin J. Ryan.*

    11.1     Earnings Per Share.

    21.1     Subsidiaries of the Company.

    23.1     Consent of PricewaterhouseCoopers LLP.

    27.1     Financial Data Schedule.

--------
(1) Incorporated by reference to the applicable exhibit to the Registrant's Registration Statement on Form S-1, Registration No. 333-17353.
(2) Incorporated by reference to the applicable exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 29, 1997, File No. 0-22033.
(3) Incorporated by reference to the applicable exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 27, 1997, File No. 0-22033
(4) Incorporated by reference to the applicable exhibit to the Registrant's Registration Statement on Form S-1, Registration No. 333-32493.
(5) Incorporated by reference to the applicable exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended July 3, 1999, File No. 0-22033.
(6) Incorporated by reference to the applicable exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended October 2, 1999, File No. 0-22033.
(7) Incorporated by reference to exhibit 1.1 to the Registrant's Registration Statement on Form 8-A12G filed with the Commission on November 22, 1999.
+ The Company agrees to furnish supplementally to the Commission a copy of any omitted schedule or exhibit to such agreement upon request by the Commission.
* Management contract, compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14 (c) of this report.

   (b) Reports on Form 8-K.

   November 23, 1999--Item 5. Other Events--Announcing the adoption of the Stockholder Rights Plan.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Wesley Jessen VisionCare, Inc.

   In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of cash flows and of changes in stockholders' equity present fairly, in all material respects, the financial position of Wesley Jessen VisionCare, Inc. and its subsidiaries (the "Company") at December 31, 1999 and 1998 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PricewaterhouseCoopers LLP

Chicago, Illinois
February 18, 2000

                         WESLEY JESSEN VISIONCARE, INC.

                       CONSOLIDATED STATEMENTS OF INCOME
                    (in thousands, except per share amounts)

                                                    Twelve Months Ended
                                                        December 31,
                                                 ----------------------------
                                                   1999      1998      1997
                                                 --------  --------  --------
Net sales....................................... $311,689  $292,259  $282,178
                                                 --------  --------  --------
Operating costs and expenses:

  Cost of goods sold............................   98,109    90,471    92,780
  Cost of goods sold--inventory step-up.........      --        --     22,666
  Marketing and administrative..................  146,458   143,309   137,650
  Research and development......................   12,618    10,818    11,997
  Amortization of goodwill, net.................     (845)     (997)     (862)
                                                 --------  --------  --------

Income from operations..........................   55,349    48,658    17,947
Other (income) expense:
  Interest income...............................     (642)     (633)     (522)
  Interest expense..............................    4,124     5,444     6,081
  Equity in net loss of affiliate...............      380       --        --
                                                 --------  --------  --------
Income before income taxes and extraordinary
 loss...........................................   51,487    43,847    12,388
Income tax expense..............................   16,476    14,250     4,188
                                                 --------  --------  --------
Income before extraordinary loss................   35,011    29,597     8,200
Extraordinary loss, net of related income tax
 benefit of $2,526..............................      --        --     (4,902)
                                                 --------  --------  --------
    Net income.................................. $ 35,011  $ 29,597  $  3,298
                                                 ========  ========  ========

Income per common share:
 Basic
  Income before extraordinary loss.............. $   2.03  $   1.70  $   0.49
  Extraordinary loss, net of income tax
   benefit...................................... $    --   $    --   $  (0.29)
    Net income.................................. $   2.03  $   1.70  $   0.20

 Diluted
  Income before extraordinary loss.............. $   1.88  $   1.57  $   0.45
  Extraordinary loss, net of income tax
   benefit...................................... $    --   $    --   $  (0.27)
    Net income.................................. $   1.88  $   1.57  $   0.18

Weighted average common shares outstanding
  Basic.........................................   17,248    17,432    16,898
  Diluted.......................................   18,624    18,904    18,451


   The accompanying notes are an integral part of these financial statements.

                         WESLEY JESSEN VISIONCARE, INC.

                          CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)

                                                              December 31,
                                                            ------------------
                                                              1999      1998
                                                            --------  --------
                          ASSETS
                          ------
Current assets:
  Cash and cash equivalents................................ $  8,945  $  8,859
  Accounts receivable--trade, net..........................   48,372    47,363
  Other receivables........................................    5,935     6,840
  Inventories..............................................   57,507    62,055
  Deferred income taxes....................................   18,324    18,602
  Prepaid expenses.........................................    7,063     6,977
  Assets held for sale.....................................      --      1,222
                                                            --------  --------
    Total current assets...................................  146,146   151,918
                                                            --------  --------
Property, plant and equipment, net.........................   61,178    36,338
Other assets...............................................   12,970    13,693
Goodwill, net..............................................    2,720     2,569
                                                            --------  --------
    Total assets........................................... $223,014  $204,518
                                                            ========  ========

           LIABILITIES AND STOCKHOLDERS' EQUITY
           ------------------------------------
Current liabilities:
  Trade accounts payable................................... $ 17,281  $ 17,689
  Accrued compensation and benefits........................   27,776    25,565
  Accrued advertising......................................    3,778     4,060
  Other accrued liabilities................................    8,964     9,744
  Transition reserve.......................................    4,404     7,886
  Income taxes payable.....................................    1,152     3,257
  Short term debt..........................................    2,441       --
                                                            --------  --------
    Total current liabilities..............................   65,796    68,201
                                                            --------  --------
Negative goodwill, net.....................................   11,492    12,587
Long term debt.............................................   48,000    69,000
Other liabilities..........................................    6,858     4,778
                                                            --------  --------
    Total liabilities......................................  132,146   154,566
                                                            --------  --------

Commitments and contingencies (Note 12)....................      --        --

Stockholders' equity :
  Junior participating preferred stock, Series A, $0.01 par
   value, 50,000 shares authorized, none issued ...........      --        --
  Common stock, $.01 par value, 50,000,000 shares
   authorized, 18,175,585 and 17,994,884 issued at December
   31, 1999 and 1998, respectively.........................      182       180
  Additional paid in capital...............................   59,851    60,847
  Accumulated earnings.....................................   45,449    10,438
  Treasury stock, at cost, 613,812 and 1,000,000 shares at
   December 31, 1999 and 1998, respectively................  (13,077)  (21,306)
  Accumulated other comprehensive loss.....................   (1,537)     (207)
                                                            --------  --------
    Total stockholders' equity.............................   90,868    49,952
                                                            --------  --------
    Total liabilities and stockholders' equity............. $223,014  $204,518
                                                            ========  ========

   The accompanying notes are an integral part of these financial statements.

                         WESLEY JESSEN VISIONCARE, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                            Twelve Months Ended December 31,
                                            -----------------------------------
                                               1999        1998        1997
                                            ----------  ----------  -----------
Operating activities:
 Net income...............................  $   35,011  $   29,597  $     3,298
 Adjustments to reconcile net income to
  net cash provided by operating
  activities:
  Extraordinary loss on early
   extinguishment of debt.................         --          --         7,428
  Depreciation expense....................       5,351       2,121          901
  Purchased inventory step-up.............         --          --        22,666
  Amortization of capitalized financing
   fees...................................         625         584          508
  Amortization of goodwill, net...........        (845)       (997)        (862)
  Equity in net loss of affiliate.........         380         --           --
  Loss (gain) on disposal of property,
   plant, and equipment...................          37          17         (120)
  Deferred income tax.....................       1,648       7,772       (1,622)
  Stock compensation......................          58         --           257
 Changes in balance sheet items:
  Accounts receivable--trade, net.........      (1,445)     (3,057)      (3,941)
  Other receivables.......................         718      (1,716)        (545)
  Inventories.............................       3,258     (11,198)      (3,723)
  Prepaid expenses........................         (99)        750       (1,192)
  Other assets............................         282         882         (491)
  Notes receivable........................         (38)        (30)      (1,227)
  Trade accounts payable..................        (235)      2,458        2,179
  Accrued liabilities.....................      (1,841)       (562)     (14,139)
  Other liabilities.......................       1,804       1,740        2,181
  Income taxes payable....................       2,914       2,807       (4,679)
                                            ----------  ----------  -----------
  Cash provided by operating activities...      47,583      31,168        6,877
                                            ----------  ----------  -----------
Investing activities:
 Cash paid for assets acquired............      (2,415)     (2,994)         --
 Proceeds from Natural Touch sale.........         617       1,000        6,000
 Capital expenditures.....................     (30,879)    (17,238)     (16,298)
 Proceeds from the sale of property, plant
  and equipment...........................       1,546         133          417
                                            ----------  ----------  -----------
  Cash used in investing activities.......     (31,131)    (19,099)      (9,881)
                                            ----------  ----------  -----------
Financing activities:
 Issuance of stock........................       2,256       2,150       48,513
 Repurchase of shares.....................         --      (21,306)         --
 Proceeds from debt.......................      11,205      43,000      150,000
 Payments of debt.........................     (30,000)    (31,000)    (194,375)
 Payment of financing fees................         --         (279)      (3,076)
                                            ----------  ----------  -----------
  Cash (used in) provided by financing
   activities.............................     (16,539)     (7,435)       1,062
                                            ----------  ----------  -----------
 Effect of exchange rates on cash and cash
  equivalents.............................         173        (534)        (372)
 Net increase (decrease) in cash and cash
  equivalents.............................          86       4,100       (2,314)
Cash and cash equivalents:
 Beginning of period......................       8,859       4,759        7,073
                                            ----------  ----------  -----------
 End of period............................  $    8,945  $    8,859  $     4,759
                                            ==========  ==========  ===========
Supplemental disclosure of cash flow
 information
 Cash paid during the period for
  interest................................  $    3,971  $    4,074  $     6,287
                                            ==========  ==========  ===========
 Cash paid during the period for taxes,
  net.....................................  $   10,233  $    3,316  $     7,474
                                            ==========  ==========  ===========

   The accompanying notes are an integral part of these financial statements.

                         WESLEY JESSEN VISIONCARE, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (in thousands)

                                                                                  Accumulated  Compre-
                          Common Stock  Treasury Stock    Additional Accumulated Other Compre- hensive
                          ------------- ----------------   Paid in    Earnings    hensive In-  Income
                          Shares Amount Shares   Amount    Capital    (Deficit)   come (Loss)  (Loss)
                          ------ ------ ------  --------  ---------- ----------- ------------- -------
Balance at December 31,
 1996...................  14,276  $143    --    $    --    $ 7,654    $(22,457)     $ 1,368    $(1,374)
                                                                                               =======
 Issuance of stock......   3,460    34    --         --     47,261         --           --         --
 Stock compensation.....     --    --     --         --        257         --           --         --
 Stock option related
  tax benefit...........     --    --     --         --      1,218         --           --         --
 Comprehensive income
 Net income.............     --    --     --         --        --        3,298          --       3,298
 Other comprehensive
  income
  Currency translation
   adjustment...........     --    --     --         --        --          --        (1,930)    (1,930)
                          ------  ----  -----   --------   -------    --------      -------    -------
Balance at December 31,
 1997...................  17,736  $177    --    $    --    $56,390    $(19,159)     $  (562)   $ 1,368
                                                                                               =======
 Issuance of stock......     259     3    --         --      2,147         --           --         --
 Repurchase of common
  stock.................     --    --   1,000    (21,306)      --          --           --         --
 Stock option related
  tax benefit...........     --    --     --         --      2,310         --           --         --
 Comprehensive income
 Net income.............     --    --     --         --        --       29,597          --      29,597
 Other comprehensive
  income
  Currency translation
   adjustment...........     --    --     --         --        --          --           355        355
                          ------  ----  -----   --------   -------    --------      -------    -------
Balance at December 31,
 1998...................  17,995  $180  1,000   $(21,306)  $60,847    $ 10,438      $  (207)   $29,952
                                                                                               =======
 Issuance of stock......     181     2   (386)     8,229    (5,917)        --           --         --
 Stock option related
  tax benefit...........     --    --     --         --      4,921         --           --         --
 Comprehensive income
 Net income.............     --    --     --         --        --       35,011          --      35,011
 Other comprehensive
  income
  Currency translation
   adjustment...........     --    --     --         --        --          --        (1,330)    (1,330)
                          ------  ----  -----   --------   -------    --------      -------    -------
Balance at December 31,
 1999...................  18,176  $182    614   $(13,077)  $59,851    $ 45,449      $(1,537)   $33,681
                          ======  ====  =====   ========   =======    ========      =======    =======


   The accompanying notes are an integral part of these financial statements

                        WESLEY JESSEN VISION CARE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of business

   The Company's primary business activity is the research, development, manufacture, marketing and sale of conventional and disposable soft contact lenses in the United States and certain other countries. The Company is headquartered in Des Plaines, Illinois and operates in one business segment.

   On June 29, 1995, Bain Capital, together with new and certain then-existing members of management, acquired the Wesley Jessen contact lens business from Schering-Plough Corporation (the "Wesley Jessen Acquisition"), for a total purchase price of $76.6 million. On October 2, 1996, the Company acquired the contact lens business of Pilkington plc, operating as the Pilkington Barnes Hind Group (the "Barnes-Hind Acquisition"), for a total purchase price of $117.6 million. The purchase method of accounting was used to record the acquisitions. The excess of the estimated fair values of the net assets acquired over the purchase prices paid for the Wesley Jessen Acquisition of $11.8 million and the Barnes-Hind Acquisition of $4.0 million were recorded as negative goodwill (Note 2). The Company's total inventories were written up to fair value at the date of acquisition for the Wesley Jessen Acquisition and the Barnes-Hind Acquisition by $40.6 million and $36.7 million, respectively. Of these amounts, $22.7 million was charged to cost of goods sold during the year ended December 31, 1997.

   In connection with the Barnes-Hind Acquisition, the Company entered into a voluntary consent order with the Federal Trade Commission which provided, among other things, that the Company divest Barnes-Hind's U.S. Natural Touch product line. On March 17, 1997, the Company completed the sale of the product line, for which it received aggregate consideration of $7.5 million, consisting of $3.0 million in cash and a four-year $4.5 million promissory note. The purchaser made voluntary prepayments of $4.0 million on the promissory note in 1997 and 1998, and made the remaining principal and interest payments in 1999.

2. Summary of significant accounting policies

 Principles of consolidation

   The consolidated financial statements include the accounts of Wesley Jessen VisionCare, Inc., its wholly owned subsidiary, Wesley Jessen Corporation, and Wesley Jessen Corporation's wholly owned subsidiaries (collectively, the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation. The investment in Inoveon (Note 3) has been accounted for under the equity method of accounting.

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

                        WESLEY JESSEN VISION CARE, INC.

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

 Property, plant and equipment

   Property, plant and equipment is recorded at cost. Depreciation is determined using the straight-line method over the estimated useful lives of the assets, which are as follows (in years):

   Buildings and improvements........................................... 5 to 25
   Machinery and equipment..............................................       7
   Furniture and fixtures...............................................       7
   Automobiles..........................................................       3

   Expenditures for renewals and betterments are capitalized. Maintenance and repairs are charged to operations.

 Goodwill

   Goodwill is being amortized on a straight line basis over a period of fifteen years. Goodwill was $2.7 million and $2.6 million, net of $0.3 million and $0.1 million of accumulated amortization at December 31, 1999 and 1998, respectively.

   Negative goodwill is being amortized on a straight line basis as a credit to income over a period of fifteen years. Negative goodwill was $11.5 million and $12.6 million, net of $4.2 million and $3.1 million of accumulated amortization, at December 31, 1999 and 1998, respectively.

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

                        WESLEY JESSEN VISION CARE, INC.

 Fair value of financial instruments

   Cash, accounts receivable, accounts payable, accrued liabilities and short term debt are reflected in the financial statements at cost which approximates fair value, primarily because of the short-term maturity of those instruments. The Company believes that due to the adjustable interest rates applicable to its long-term debt, the fair value approximates the carrying value of the obligations. The fair value of the Company's interest rate cap (Note 6) is not material.

 Earnings per share

   The difference between the weighted average shares used in the computations of basic and diluted earnings per share is the dilutive effect of outstanding stock options, using the treasury stock method from the date of grant.

3. Acquisitions and Affiliates

   In May 1999 the Company, through its Hong Kong subsidiary, acquired certain assets of Eycon Lens (Hong Kong) Co., Ltd. from its sole shareholder. In June and July 1998, the Company completed two other international acquisitions. The total adjusted purchase price for the three acquisitions of approximately
$3.2 million, including related fees and expenses, was funded with existing liquidity. The Company accounted for these acquisitions under the purchase method of accounting. Pro forma disclosures of the impact of these acquisitions as if they had occurred on January 1, 1999 are not included because the impact was not material.

   In June 1999, the Company purchased a 16.4% minority interest in Inoveon Corporation ("Inoveon") for $2.4 million represented by shares of convertible preferred stock. In January 2000, the Company made an additional investment of $1.0 million, which increased its ownership to 23.2%. Inoveon, an Internet disease management company, has granted the Company exclusive U.S. rights to market a proprietary national system to help optometrists manage diabetic retinopathy, a leading cause of preventable blindness. After an initial implementation period, during which Inoveon will deploy the system to integrated health care providers, the Company will begin marketing it to the optometric community. The excess of the Company's investment over the equity in the net assets of Inoveon represents purchased technology which is being amortized over 5 years.

                        WESLEY JESSEN VISION CARE, INC.

4. Transition reserve and restructuring charge

   In connection with the Barnes-Hind Acquisition, management approved a plan to integrate the acquired operations, for which an accrual of $20.4 million ("transition reserve") was established in purchase accounting. The transition reserve includes costs related to the closure of the Barnes-Hind corporate offices in Sunnyvale, California which was completed in the third quarter of 1997 and resulted in the termination of 123 employees. The Company is currently closing its manufacturing operations in San Diego, California, and continues to shift conventional lens production to its plant in Cidra, Puerto Rico. The plant closing will result in the termination of 471 employees (of whom 348 had been terminated as of December 31, 1999). Payments related to the transition reserve are as follows (in thousands):

                                Employee     Lease
                                Related   Termination  Facility Exit
                                 Costs       Costs    and Other Costs  Total
                                --------  ----------- --------------- -------
Transition reserve at October
 2, 1996....................... $16,772     $ 2,243       $ 1,385     $20,400
Charges against reserve........  (1,149)       (223)         (134)     (1,506)
                                -------     -------       -------     -------
Transition reserve at December
 31, 1996......................  15,623       2,020         1,251      18,894
Charges against reserve........  (6,072)     (1,323)         (274)     (7,669)
                                -------     -------       -------     -------
Transition reserve at December
 31, 1997......................   9,551         697           977      11,225
Charges against reserve........  (2,382)       (155)         (802)     (3,339)
                                -------     -------       -------     -------
Transition reserve at December
 31, 1998...................... $ 7,169     $   542       $   175     $ 7,886
Charges against the reserve....  (2,894)       (369)         (219)     (3,482)
Reallocation of reserve........    (700)        (80)          780         --
                                -------     -------       -------     -------
Transition reserve at December
 31, 1999...................... $ 3,575     $    93       $   736     $ 4,404
                                =======     =======       =======     =======

   In addition to the transition plan, the Company committed to a plan to restructure the Wesley Jessen operations following the Barnes-Hind Acquisition.
Pursuant to the restructuring plan, the Chicago distribution facilities were consolidated with those at Des Plaines, Illinois in October, 1997. The restructuring reserve of $0.1 million at December 31, 1999 was dedicated to lease termination and other restructuring costs associated with the consolidation of certain Wesley Jessen facilities in Europe with facilities acquired in the Barnes-Hind Acquisition. Usage of the restructuring reserve is as follows (in thousands):

                                Employee     Lease
                                Related   Termination
                                 Costs       Costs      Other Costs    Total
                                --------  ----------- --------------- -------
Restructuring reserve at
 December 31, 1996............. $   813     $   897       $ 1,690     $ 3,400
Charges against reserve........    (437)       (235)       (1,480)     (2,152)
                                -------     -------       -------     -------
Restructuring reserve at
 December 31, 1997.............     376         662           210       1,248
Charges against the reserve....    (189)       (374)          (96)       (659)
                                -------     -------       -------     -------
Restructuring reserve at
 December 31, 1998.............     187         288           114         589
Charges against the reserve....    (196)        (93)          (55)       (344)
Reallocation of reserve........       9         (20)           11         --
Reversed to income.............     --         (172)          --         (172)
                                -------     -------       -------     -------
Restructuring reserve at
 December 31, 1999............. $   --      $     3       $    70     $    73
                                =======     =======       =======     =======

                        WESLEY JESSEN VISION CARE, INC.

5. Other balance sheet accounts

   Accounts receivable-trade, net consist of the following (in thousands):

                                                       December 31, December 31,
                                                           1999         1998
                                                       ------------ ------------
   Trade receivables..................................   $58,452      $ 62,968
   Less allowances:
     Doubtful accounts................................    (4,258)       (4,992)
     Sales returns and adjustments....................    (5,822)      (10,613)
                                                         -------      --------
                                                         $48,372      $ 47,363
                                                         =======      ========

   Inventories consist of the following (in thousands):

                                                       December 31, December 31,
                                                           1999         1998
                                                       ------------ ------------
   Raw materials......................................   $  6,744     $  7,484
   Work-in-process....................................      7,896        7,261
   Finished goods.....................................     58,569       61,823
   Less reserves......................................    (15,702)     (14,513)
                                                         --------     --------
                                                         $ 57,507     $ 62,055
                                                         ========     ========

   Property, plant and equipment consist of the following (in thousands):

                                                      December 31, December 31,
                                                          1999         1998
                                                      ------------ ------------
   Buildings and improvements........................     11,478     $ 9,449
   Machinery, equipment, furniture and fixtures......     43,617      19,638
   Construction-in-progress..........................     14,845      11,450
                                                        --------     -------
                                                          69,940      40,537
   Less accumulated depreciation.....................     (8,762)     (4,199)
                                                        --------     -------
                                                        $ 61,178     $36,338
                                                        ========     =======

6. Long-term debt

   At December 31, 1999 the Company maintained a $170 million credit facility, the availability of which will be reduced by $20 million in September 2000 and $20 million in September 2001. The facility matures on September 11, 2002. This agreement became effective in August 1999 when the then-existing bank credit agreement was amended to increase the levels allowed for intercompany loans, capital contributions to foreign subsidiaries, investments, stock repurchases and capital expenditures. The Company incurred $3.4 million of financing fees relating to this agreement which are being amortized through September, 2002.

   In connection with a refinancing of the Company's credit arrangements in 1997, the Company recognized an extraordinary loss of $7.4 million ($4.9 million, net of income tax benefit), relating to the write off of capitalized financing fees incurred in connection with the Barnes-Hind Acquisition.

   At December 31, 1999, the weighted average borrowing rate was 6.3581%. Additionally, the Company is required to pay a commitment fee on the unutilized revolving loan commitments, as defined in the credit agreement, ranging from 0.175% to 0.400% based on leverage ratios calculated as of certain dates. The

                        WESLEY JESSEN VISION CARE, INC.

unutilized portion of the credit facilities at December 31, 1999 was $122 million. The credit facilities are guaranteed by each of the Company's domestic subsidiaries and secured by essentially all assets of the domestic subsidiaries. Amounts borrowed under the amended bank credit agreement bear interest at either the Base Rate (higher of (i) 0.5% in excess of the Federal Reserve reported adjusted certificate of deposit rate and (ii) the lender's prime lending rate plus a margin up to 0.5% based on leverage ratios calculated as of certain dates) or the Eurodollar Rate as determined by the lenders plus a margin of 0.375% to 1.500% based on the type of loan and leverage ratios calculated as of certain dates as defined in the credit agreement.

   The credit agreement contains a number of covenants restricting the Company and its subsidiaries with respect to the incurrence of additional indebtedness, the creation of liens, the consummation of certain transactions such as sales of substantial assets, mergers or consolidations, the making of certain investments, capital expenditures, and payment of dividends. In addition, the Company is required to maintain certain financial covenants and ratios.

 Interest rate instrument

   The Company has purchased an interest rate cap on $35.0 million of notional principal amount at 8.5%, which expires on December 31, 2001. The cap is intended to provide partial protection to the Company from potential exposure relating to its variable rate debt instruments.

7. Stockholders' equity

 Capital structure

   The Company's authorized capital stock consists of 50,000,000 shares of Common Stock, 5,000,000 shares of Serial Preferred Stock and 50,000 shares of Junior Participating Preferred Stock, Series A.

   Holders of the Common Stock shares, subject to the prior rights of the Serial Preferred Stock and Junior Participating Preferred Stock, Series A, are entitled to receive dividends, are entitled to one vote per share and are entitled to receive, pro rata, the assets of the Company which are legally available for distribution, after payment of all debts and other liabilities.

   The Company's Board of Directors may, without further action by the Company's stockholders, direct the issuance of shares of Serial Preferred Stock and may at the time of issuance, determine the rights, preferences and limitations of each series.

 Shareholders' Rights Plan

   In November 1999, the Company adopted a shareholders' rights plan having a duration of 10 years, under which the Company declared a dividend of one preferred share purchase right for each outstanding share of Common Stock.

   If an acquirer buys 15 percent or more of the Company's stock, the plan allows other shareholders to buy, with each right, additional Company shares at a 50 percent discount. If the Company is acquired in a merger or other business combination transaction, rights holders will be entitled to buy shares of the acquiring company at a 50 percent discount. If an acquirer buys between 15 and 50 percent of the Company's outstanding stock, the Company can exchange part or all of the rights of other holders for shares of the Company's stock on a one-for-one basis, or shares of the Junior Participating Preferred stock, Series A on a one-to-one-thousandth basis. Before an acquirer buys 15 percent or more of the Company's common stock, the Company may redeem the rights.

                        WESLEY JESSEN VISION CARE, INC.

 Treasury stock purchase plan

   The Board of Directors approved a share repurchase plan on June 10, 1998 which the Company completed on September 18, 1998. Under the plan, the Company repurchased one million shares of its outstanding common stock. Repurchases were made periodically in normal market trading at prevailing prices. The funding of the program came from operating cash flow and the existing bank facility. Currently, the Company reissues its treasury stock to satisfy share requirements related to the Company's stock incentive plans, the employee stock purchase plans and employee stock awards.

8. Stock options

   The Company applies Accounting Principles Board Opinion 25 and related Interpretations in accounting for its stock-based compensation plans. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value of the options at the grant dates for the awards under the plan consistent with the alternative accounting method of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," the pro forma effect on the Company's net income and income per share for the periods presented would have been as follows (in thousands, except per share data):

                                                       Year ended December 31,
                                                       -----------------------
                                                        1999    1998    1997
                                                       ------- ------- -------
   Pro forma income
     Income before extraordinary loss................. $34,344 $29,253 $ 7,785
     Extraordinary loss, net of income tax benefit....     --      --   (4,902)
     Net income.......................................  34,344  29,253   2,883
   Pro forma basic income per share
     Income before extraordinary loss................. $  1.99 $  1.68 $  0.46
     Extraordinary loss, net of income tax benefit....     --      --    (0.29)
     Net income.......................................    1.99    1.68    0.17
   Pro forma diluted income per share
     Income before extraordinary loss................. $  1.84 $  1.55 $  0.42
     Extraordinary loss, net of income tax benefit....     --      --    (0.27)
     Net income.......................................    1.84    1.55    0.15

   The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for options granted in 1999, 1998 and 1997, respectively: expected volatility of 53.50 %, 26.37 % and 31.29 %; risk-free interest rate of 6.06 %,
4.69 % and 6.38 %; and expected lives of 5 years, 3 years and 3 years.

 1995 and 1996 stock option plans

   The Board of Directors granted non-qualified stock options to certain members of management for an aggregate of 2,193,051 shares of Common Stock pursuant to the Company's 1995 Stock Purchase and Option Plan. The stock option grants are of two types: time options and target options. Of the 783,233 time option grants, all remaining options outstanding are immediately exercisable. The time options were granted at the fair market value of the Common Stock on the date of grant. The 1,409,818 target option grants are exercisable immediately and were granted at prices that were in excess of fair market value of the Common Stock on the date of grant. All options expire in 10 years from the date of grant.

   In October, 1996, pursuant to the 1996 Stock Option Plan, the Board of Directors authorized and granted options to purchase an aggregate of 424,519 shares of Common Stock at an exercise price which approximates fair market value at the date of grant. Options to purchase 337,501 shares are immediately exercisable.

                        WESLEY JESSEN VISION CARE, INC.

 Stock Incentive Plan

   The Wesley Jessen VisionCare, Inc. Stock Incentive Plan (the "Incentive Plan") was approved by the Board of Directors in February 1997 and was amended in May 1999. The Incentive Plan provides for the issuance of the following types of incentive awards: stock options, stock appreciation rights, restricted stock, performance grants and other types of awards. An aggregate of 1,800,000 shares of Common Stock of the Company have been reserved for issuance under the Incentive Plan, subject to certain adjustments reflecting changes in the Company's capitalization. The Incentive Plan provides that individual participants will be limited to receiving awards of no more than 50,000 shares of Common Stock per year.

   Options granted under the Incentive Plan may be subject to time vesting and certain other restrictions. Subject to certain exceptions, the right to exercise an option generally will terminate at the earlier of (i) the first date on which the initial grantee of such option is not employed by the Company for any reason other than termination without cause, death or permanent disability or (ii) the expiration date of the option. All outstanding awards under the Incentive Plan will terminate immediately prior to consummation of a liquidation or dissolution of the Company, unless otherwise provided by the Board. In the event of the sale of all or substantially all of the assets of the Company or the merger of the Company with another corporation, all restrictions on any outstanding awards will terminate and participants will be entitled to the full benefit of their awards immediately prior to the closing date of such sale or merger, unless otherwise provided by the Board.

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

                        WESLEY JESSEN VISION CARE, INC.

   A summary of the Company's stock option plans as of December 31, 1999, 1998 and 1997, and changes during the periods then ended is presented below:

                                  1999                  1998                  1997
                          --------------------- --------------------- ---------------------
                                      Weighted-             Weighted-             Weighted-
                                       Average               Average               Average
                                      Exercise              Exercise              Exercise
                            Shares      Price     Shares      Price     Shares      Price
                          ----------  --------- ----------  --------- ----------  ---------
Outstanding at beginning
 of period..............   2,895,357   $ 5.76    2,816,658   $ 3.97    2,617,570   $ 2.13
Granted.................     359,350    28.91      294,100    20.72      326,700    17.24
Exercised...............    (503,582)    1.91     (203,786)    2.13     (127,612)    0.27
Forfeited...............      (8,950)   18.74      (11,615)   11.60          --       --
                          ----------            ----------            ----------
Outstanding at end of
 year...................   2,742,175     9.47    2,895,357   $ 5.76    2,816,658   $ 3.97
                          ==========            ==========            ==========
Options exercisable at
 year-end...............   2,040,718     4.40    2,075,143   $ 3.22    2,001,695   $ 2.89
                          ==========            ==========            ==========
Weighted-average fair
 value of options
 granted during the
 year...................  $    15.41            $     5.02            $     5.23
                          ==========            ==========            ==========

   The following table summarizes information about stock options outstanding at December 31, 1999:

                          Options Outstanding              Options Exercisable
                 ------------------------------------- ----------------------------
                                              Weighted
                   Number    Weighted-Average Average    Number
                 Outstanding    Remaining     Exercise Exercisable Weighted-Average
Exercise Prices  at 12/31/99 Contractual Life  Price   at 12/31/99  Exercise Price
---------------  ----------- ---------------- -------- ----------- ----------------
 $0.03              317,781        5.42        $ 0.03     317,781       $ 0.03
 $1.18              537,978        5.44        $ 1.18     537,978       $ 1.18
 $2.34              606,765        5.41        $ 2.34     606,765       $ 2.34
 $7.24              337,501        6.83        $ 7.24     337,501       $ 7.24
$15.00               40,000        7.17        $15.00      40,000       $15.00
$16.75              235,700        7.33        $16.75     109,650       $16.75
$28.25               20,000        7.75        $28.25      20,000       $28.25
$28.44                8,000        8.42        $28.44       2,668       $28.44
$20.50              279,100        8.83        $20.50      68,375       $20.50
$29.88               12,000        9.42        $29.88         --        $29.88
$28.88              347,350        9.83        $28.88         --        $28.88
                  ---------        ----        ------   ---------       ------
                  2,742,175        6.73        $ 9.47   2,040,718       $ 4.40

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

                        WESLEY JESSEN VISION CARE, INC.

9. Income taxes

   Income (loss) before income tax benefit (expense) and extraordinary loss is as follows (in thousands):

                                                        Year ended December 31,
                                                        -----------------------
                                                         1999    1998    1997
                                                        ------- ------- -------
   Domestic (including Puerto Rico).................... $50,119 $34,498 $20,088
   International.......................................   1,368   9,349  (7,700)
                                                        ------- ------- -------
                                                        $51,487 $43,847 $12,388
                                                        ======= ======= =======

   Income tax benefit (expense) is as follows (in thousands):

                                                Year ended December 31,
                                               -----------------------------
                                                 1999       1998      1997
                                               --------   --------   -------
   Current:
     Domestic federal......................... $ (9,109)  $ (3,853)  $(2,694)
     Domestic state and local (including
      Puerto Rico)............................   (2,755)    (1,293)   (1,359)
     International............................   (2,407)    (1,332)   (1,757)
                                               --------   --------   -------
                                                (14,271)    (6,478)   (5,810)
                                               --------   --------   -------

   Deferred:
     Domestic federal.........................   (2,488)    (2,017)      328
     Domestic state and local (including
      Puerto Rico)............................   (1,912)    (1,006)     (994)
     International............................    2,195     (4,749)    2,288
                                               --------   --------   -------
                                                 (2,205)    (7,772)    1,622
                                               --------   --------   -------
                                               $(16,476)  $(14,250)  $(4,188)
                                               ========   ========   =======

   Differences between the U.S. federal income tax statutory rates and the income tax benefit (expense) recorded are attributable to the following:

                                                Year ended December 31,
                                               -----------------------------
                                                 1999       1998      1997
                                               --------   --------   -------
   Income tax at statutory rate...............    (35.0)%    (35.0)%   (35.0)%
     State and local taxes (including Puerto
      Rico),
      net of federal tax benefit..............      1.3        5.9      20.5
     Effect of international operations.......     (1.4)     (11.2)    (17.5)
     Amortization of negative goodwill........      0.6        0.9       2.4
     Recognition of net operating loss
      benefits................................      0.4        8.7       --
     Revaluation of reserves..................      3.4        --        --
     Other....................................     (1.3)      (1.8)     (4.2)
                                               --------   --------   -------
                                                  (32.0)%    (32.5)%   (33.8)%
                                               ========   ========   =======

                        WESLEY JESSEN VISION CARE, INC.

   Deferred tax assets and liabilities are comprised of the following (in thousands):

                            December 31,
                           ----------------
                            1999     1998
                           -------  -------
Deferred tax assets:
  Accounts receivable
   valuation allowances... $ 3,913  $ 5,653
  Inventory reserves......   7,080    4,826
  Fixed assets............   5,841    8,242
  Accrued expenses........   7,308    8,122
  Domestic net operating
   losses and AMT credit..   1,027      689
  Other deductible
   temporary differences..     426      659
  International net
   operating losses.......   7,260    5,963
                           -------  -------
                            32,855   34,154
                           -------  -------

Deferred tax liabilities:
  Prepaid pension cost....    (759)  (2,485)
  Puerto Rico tollgate
   tax....................  (5,853)  (4,677)
                           -------  -------
  Total deferred tax
   liabilities............  (6,612)  (7,162)
                           -------  -------
  Valuation allowance for
   international net
   operating losses.......  (5,362)  (4,862)
                           -------  -------
                           $20,881  $22,130
                           =======  =======

   The Company has certain foreign net operating losses ("NOLs") which expire in one to seven years from December 31, 1999. All other foreign NOLs are available to the Company indefinitely. The Company has domestic net operating losses which expire through the year 2011. At December 31, 1999 and 1998, the Company has not provided a valuation allowance against its deferred tax assets except for certain assets relating to certain foreign NOLs because, based upon its current operating plans, the Company believes that it is more likely than not that the assets will be realized through future profitable operations. During 1999, income tax expense was reduced by $205 due to the reversal of valuation allowances and by $1,758 due to a revaluation of worldwide tax liabilities.

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

10. Retirement benefits

 Defined benefit pension plans

   The Wesley Jessen Cash Balance Pension Plan (the "Cash Balance Plan") is a defined benefit plan, effective as of January 1, 1996, covering substantially all domestic employees (including Puerto Rico). Under the Cash Balance Plan, the Company allocates a percentage of compensation for each participant (annual pay credits) based upon years of service, beginning after December 31, 1995. Additionally, the Cash Balance Plan provides for a specified return (interest credits) on participants' account balances. Under the Cash Balance Plan, annual pay credits and interest credits will be accumulated in participants' accounts as the basis for their Cash

                        WESLEY JESSEN VISION CARE, INC.

Balance Plan benefits. The Company will contribute actuarially determined amounts to fund the Cash Balance Plan benefits within regulatory minimum requirements and maximum tax deductible limits. Newly hired employees are eligible to participate in the Cash Balance Plan within one year of employment and are vested after five years of service.

   In connection with the Barnes-Hind Acquisition, the Company acquired a fully funded portion of the Pilkington VisionCare Pension Plan, a non-contributory defined benefit pension plan, which covered substantially all Barnes Hind domestic employees. Effective December 31, 1997, the Board of Directors of the Company voted to merge this plan with the Cash Balance Plan. In connection with the merger of the plans, benefits previously earned by participants under the Pilkington VisionCare Pension Plan were converted into nominal cash balance accounts. These participants will receive benefit payments provided under the same conditions afforded participants of the Cash Balance Plan.

   Additionally, the Company acquired an international fully-funded contributory single-employer defined benefit pension plan covering certain Barnes Hind employees in the United Kingdom. For participants under this plan, benefits are based on length of service and on compensation during the last ten years of service prior to retirement. Funding is on an actuarially determined basis, to provide for the plan's current service costs and the plan's prior service cost over its amortization period.

                        WESLEY JESSEN VISION CARE, INC.

   Information regarding the domestic pension plan is as follows (in thousands):

                                                      Year ended December 31,
                                                      -------------------------
                                                       1999     1998     1997
                                                      -------  -------  -------
Change in benefit obligation
  Benefit obligation at beginning of year............ $17,386  $15,942  $15,016
  Service cost.......................................   2,156    1,878    1,676
  Interest cost......................................   1,228    1,093    1,227
  Amendments.........................................     --       236      --
  Actuarial (gains) losses...........................    (730)     289   (1,909)
  Benefits paid......................................  (3,725)  (2,052)     (68)
                                                      -------  -------  -------
  Benefit obligation at end of year.................. $16,315  $17,386  $15,942
                                                      -------  -------  -------

Change in plan assets
  Fair value of plan assets at beginning of year..... $19,499  $20,611  $21,190
  Actual return on plan assets.......................   2,657    2,597      (36)
  Employer contributions.............................  (2,308)  (1,657)    (475)
  Benefits paid......................................  (3,725)  (2,052)     (68)
                                                      -------  -------  -------
  Fair value of plan assets at end of year........... $16,123  $19,499  $20,611
                                                      -------  -------  -------

Funded status........................................    (192)   2,113    4,669
  Unrecognized prior service cost....................     698      777      621
  Unrecognized net actuarial gain....................  (3,214)  (1,573)  (1,127)
                                                      -------  -------  -------
  (Accrued) prepaid benefit.......................... $(2,708) $ 1,317  $ 4,163
                                                      -------  -------  -------

Components of net periodic benefit cost
  Service cost.......................................   2,156    1,878    1,676
  Interest cost......................................   1,228    1,093    1,227
  Expected return on plan assets.....................  (1,746)  (1,863)  (1,793)
  Amortization of prior service cost.................      80       80       60
  Amortization of actuarial gains....................     --       --       (63)
                                                      -------  -------  -------
  Net periodic benefit cost.......................... $ 1,718  $ 1,188  $ 1,107
                                                      -------  -------  -------

Weighted average assumptions as of December 31
  Discount rate......................................    7.75%    6.50%    6.75%
  Rate of compensation increase......................    5.00%    5.00%    5.00%
  Expected return on plan assets.....................    9.00%    9.00%    9.00%

                        WESLEY JESSEN VISION CARE, INC.

   Information regarding the United Kingdom pension plan is as follows (in thousands):

                                                      Year ended December 31,
                                                      -------------------------
                                                       1999     1998     1997
                                                      -------  -------  -------
Change in benefit obligation
  Benefit obligation at beginning of year............ $17,557  $12,213  $ 8,410
  Service cost.......................................   1,249      844      704
  Interest cost......................................     979    1,042      685
  Actuarial (gains) losses...........................  (1,867)   2,344    2,950
  Benefits paid......................................    (487)    (186)    (256)
  Transfer from other pension plan...................     --     1,218      --
  Effect of exchange rates...........................    (390)      82     (280)
                                                      -------  -------  -------
  Benefit obligation at end of year.................. $17,041  $17,557  $12,213
                                                      -------  -------  -------

Change in plan assets
  Fair value of plan assets at beginning of year..... $16,078  $11,685  $ 8,646
  Actual return on plan assets.......................   1,164    1,901    2,445
  Employer contributions.............................     769      921      762
  Employee contributions.............................     350      461      381
  Administrative expenses............................     (28)     --       --
  Benefits paid......................................    (487)    (186)    (256)
  Transfer from other pension plan...................     --     1,218      --
  Effect of exchange rates...........................    (437)      78     (293)
                                                      -------  -------  -------
  Fair value of plan assets at end of year........... $17,409  $16,078  $11,685
                                                      -------  -------  -------

Funded status........................................     368   (1,479)    (528)
  Unrecognized net actuarial (gain) loss.............   1,320    2,445    1,038
                                                      -------  -------  -------
  Prepaid benefit cost............................... $ 1,688  $   966  $   510
                                                      -------  -------  -------

Components of net periodic benefit cost
  Service cost.......................................   1,249      844      704
  Interest cost......................................     979    1,042      685
  Expected return on plan assets.....................  (1,125)  (1,114)    (787)
  Amortization of actuarial (gains) losses...........     120      150      160
                                                      -------  -------  -------
  Net periodic benefit cost.......................... $ 1,223  $   922  $   762
                                                      -------  -------  -------

Weighted average assumptions as of December 31
  Discount rate......................................    5.75%    5.75%     8.5%
  Rate of compensation increase......................    4.25%    4.25%     6.5%
  Expected return on plan assets.....................    7.00%    7.00%     8.5%

 Defined contribution plans

   The Company sponsors defined contribution plans covering substantially all U.S. employees. The plans provide for specified Company matching of participants' contributions. Contributions charged to operations for the years ended December 31, 1999, 1998 and 1997 totaled $1.1 million, $1.5 million and $1.5 million, respectively.

                        WESLEY JESSEN VISION CARE, INC.

11. Advertising costs

   The Company participates in several cooperative advertising programs with customers. The costs incurred under these programs are accrued and expensed at the inception of the contract. All of the Company's other production costs of advertising are expensed the first time the advertising takes place. Advertising expense for the years ended December 31, 1999, 1998, and 1997 was $22.5 million, $23.2 million and $17.9 million, respectively.

12. Commitments and contingencies

 Leases

   The Company leases certain facilities and computer and other equipment under operating leases. Total rent expense under these leases for the years ended December 31, 1999, 1998, and 1997 was $ 3.8 million, $3.3 million and $3.3 million, respectively.

   Future minimum lease payments under non-cancelable operating leases at December 31, 1999 were as follows (in thousands):

       Year Ending
       -----------
       December 31, 2000.................................................. 3,263
       December 31, 2001.................................................. 2,696
       December 31, 2002.................................................. 2,169
       December 31, 2003.................................................. 1,815
       December 31, 2004.................................................. 1,480
       Thereafter......................................................... 4,593

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

13. Related party transactions

 Management and advisory fees

   In connection with the Wesley Jessen Acquisition, the Company entered into an agreement with Bain Capital, Inc. for the provision of management and advisory services. Included in marketing and administrative expense for the years ended December 31, 1999, 1998 and 1997 are $2.0 million $2.0 million and $2.1 million, respectively, of management fees paid for the services provided pursuant to this agreement. In addition, if the Company enters into any acquisition transactions, it must pay specified fees to Bain Capital, Inc. based upon the purchase price. The Company paid Bain Capital, Inc. fees of $3.0 million in connection with the structuring of the bank credit agreement used to finance the Barnes-Hind Acquisition.

 Promissory Note

   On May 7, 1997, Wesley Jessen Corporation loaned the Company's Chief Executive Officer ("CEO") $1.2 million in exchange for an unsecured promissory note bearing interest at the rate of 8%, interest payable quarterly. The note is due at the earlier of (i) May 9, 2002, (ii) the date the CEO ceases to be employed by the Company, or (iii) the date the CEO disposes of any of his common stock holdings in the company. The Company has previously waived the requirement that the CEO repay such loan pursuant to clause (iii) above.

                        WESLEY JESSEN VISION CARE, INC.

14. Business segments and geographical information

   The Company operates in one product segment--the development, manufacture and marketing of contact lenses. The aggregation criteria for sales are based on point of production and shipment while the aggregation criteria for assets are based on their physical location.

   Financial information by geographic area is as follows (in thousands):

                                                           December 31,
                                                    ---------------------------
                                                      1999      1998     1997
                                                    --------- -------- --------
Net sales:
  United States (including Puerto Rico)............ $ 199,303 $194,321 $190,329
  United Kingdom...................................    35,710   36,155   41,383
  Rest of the world................................    76,676   61,783   50,466
                                                    --------- -------- --------
                                                    $ 311,689 $292,259 $282,178
                                                    ========= ======== ========

Total assets:
  United States (including Puerto Rico)............ $ 139,666 $124,536 $112,210
  United Kingdom...................................    26,912   42,649   36,763
  Rest of the world................................    56,436   37,333   24,103
                                                    --------- -------- --------
                                                    $ 223,014 $204,518 $173,076
                                                    ========= ======== ========

                         WESLEY JESSEN VISIONCARE, INC.

                        QUARTERLY INFORMATION--Unaudited
                    (in thousands, except per share amounts)

                                   For the Year Ended December 31, 1999
                         ---------------------------------------------------------
                         First Quarter Second Quarter Third Quarter Fourth Quarter
                         ------------- -------------- ------------- --------------
Net sales...............    $76,311       $80,005        $80,744       $74,629
Operating income........     10,146        14,360         15,537        15,306
Net income..............      6,204         9,165          9,940         9,702
Basic earnings per
 share..................       0.36          0.53           0.57          0.57
Diluted earnings per
 share..................       0.34          0.49           0.53          0.52
Market price per share:
  High..................    $ 27.56       $ 34.88        $ 32.75       $ 39.94
  Low...................    $ 20.50       $ 26.75        $ 27.13       $ 25.31

                                   For the Year Ended December 31, 1998
                         ---------------------------------------------------------
                         First Quarter Second Quarter Third Quarter Fourth Quarter
                         ------------- -------------- ------------- --------------
Net sales...............    $70,595       $73,417        $75,254       $72,992
Operating income........      8,981        12,840         13,535        13,300
Net income..............      5,270         7,727          8,051         8,547
Basic earnings per
 share..................       0.30          0.43           0.47          0.50
Diluted earnings per
 share..................       0.27          0.40           0.43          0.47
Market price per share:
  High..................    $ 40.25       $ 34.94        $ 25.75       $ 27.75
  Low...................    $ 32.13       $ 18.38        $ 17.00       $ 16.88

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Stockholders of Wesley Jessen VisionCare, Inc.

   Our audits of the consolidated financial statements referred to in our report dated February 18, 2000, and included in this Form 10-K also included an audit of the Financial Statement Schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, the Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

[Logo]

PricewaterhouseCoopers LLP

Chicago, Illinois
February 18, 2000

                         WESLEY JESSEN VISIONCARE, INC.

                          FINANCIAL STATEMENT SCHEDULE
                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                                                 Additions
                                                 charged to
                                       Beginning costs and             Ending
                                        balance   expenses  Deductions balance
                                       --------- ---------- ---------- -------
Allowance for Doubtful Accounts
  Year ended December 31, 1997........  $ 6,989   $ 2,476    $(3,175)  $ 6,290
  Year ended December 31, 1998........  $ 6,290   $ 1,063    $(2,361)  $ 4,992
  Year ended December 31, 1999........  $ 4,992   $ 1,493    $(2,227)  $ 4,258
Allowance for Sales Returns and
 Adjustments
  Year ended December 31, 1997........  $10,622   $ 2,416    $(2,677)  $10,361
  Year ended December 31, 1998........  $10,361   $   464    $  (212)  $10,613
  Year ended December 31, 1999........  $10,613   $   696    $(5,487)  $ 5,822
Valuation Allowance for Deferred Tax
 Assets
  Year ended December 31, 1997........  $ 2,296   $ 4,001    $   --    $ 6,297
  Year ended December 31, 1998........  $ 6,297   $(1,435)   $   --    $ 4,862
  Year ended December 31, 1999........  $ 4,862   $   500    $   --    $ 5,362
Allowance for Inventory
  Year ended December 31, 1997........  $12,245   $ 4,353    $(3,830)  $12,768
  Year ended December 31, 1998........  $12,768   $ 6,082    $(4,337)  $14,513
  Year ended December 31, 1999........  $14,513   $ 3,298    $(2,109)  $15,702

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 30th day of March, 2000.

                                          WESLEY JESSEN VISIONCARE, INC.

                                                     /s/ Kevin J. Ryan
                                          By___________________________________
                                                       Kevin J. Ryan
                                              President and Executive Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on this 24th day of March, 2000.

              Signature                                 Capacity
              ---------                                 --------

        /s/ Kevin J. Ryan              President and Director (principal executive
______________________________________  officer)
            Kevin J. Ryan

       /s/ Edward J. Kelley            Chief Financial Officer, Treasurer and
______________________________________  Director (principal financial officer)
           Edward J. Kelley

       /s/ Ronald J. Artale            Vice President--Controller (principal
______________________________________  accounting officer)
           Ronald J. Artale

      /s/ Michael A. D'Amato           Director
______________________________________
          Michael A. D'Amato

        /s/ Adam W. Kirsh              Director
______________________________________
            Adam W. Kirsh

          /s/ Sol Levine               Director
______________________________________
              Sol Levine

         /s/ John W. Maki              Director
______________________________________
             John W. Maki

       /s/ John J. O'Malley            Director
______________________________________
           John J. O'Malley

                               INDEX TO EXHIBITS

Exhibit
No.                                      Exhibit Description
-------                                  -------------------
 2.1      Purchase and Sale Agreement, dated as of May 5, 1995, between Schering
           Corporation and WJ Acquisition Corp. +(1)
 2.2      Agreement for Purchase and Sale, dated as of July 5, 1996, between the Company and Pilkington plc. +(1)
 3.1(i)   Amended and Restated Certificate of Incorporation. (2)
 3.1(ii)  Amended and Restated By-laws. (2)
 4.1      Certificate representing shares of Common Stock, $0.01 par value per share. (1)
 4.2      Stockholders Agreement, dated October 22, 1996, among the Company and the stockholders named therein. (1)
 4.3      Amended and Restated Registration Agreement, dated as of October 22, 1996 between the Company and the stockholders named therein. (1)
 4.4      Credit Agreement, dated as of February 19, 1997 and as amended as of September
           10, 1997, among Wesley Jessen VisionCare, Inc., Wesley-Jessen Corporation,
           various lending institutions and Bankers Trust Company, as agent. +(3)
 4.5      Security Agreement, dated as of February 19, 1997, among Wesley Jessen
           VisionCare, Inc., Wesley-Jessen Corporation, certain other subsidiaries of
           Wesley Jessen VisionCare, Inc. and Bankers Trust Company, as Collateral Agent.
           +(2)
 4.6      Pledge Agreement, dated as of February 19, 1997, by Wesley Jessen VisionCare,
           Inc., Wesley-Jessen Corporation and certain other subsidiaries of Wesley Jessen
           VisionCare, Inc. in favor of Bankers Trust Company, as Collateral Trustee and
           Agent. +(2)
 4.7      Subsidiary Guaranty, dated as of February 19, 1997, made by each subsidiary of
           Wesley-Jessen Corporation named therein and Bankers Trust Company, as Agent. (2)
 4.8      Subordinated seller's note, dated as of October 2, 1996, by Wesley-Jessen
           Corporation in favor of Pilkington plc. (1)
 4.9      Second Amendment, dated August 18, 1999, to the Credit Agreement, dated as of
           February 19, 1997 and reinstated as of September 10, 1997 and further amended by a First Amendment and Consent dated as of June 9, 1998, among Wesley Jessen
           VisionCare, Inc., Wesley Jessen Corporation, various lending institutions, and
           Bankers Trust Company, as Agent. (6)
4.10      Rights Agreement dated as of November 16, 1999, between Wesley Jessen VisionCare,
           Inc. and American Stock Transfer and Trust Company, as Rights Agent. (7)
10.1      Wesley Jessen VisionCare, Inc. Stock Incentive Plan, as amended. (5)*
10.2      Wesley Jessen VisionCare, Inc. Non-Employee Director Stock Option Plan. (2)*
10.3      Amended and Restated Advisory Agreement, dated as of October 2, 1996, between
           Wesley-Jessen Corporation and Bain Capital, Inc. (1)
10.4      Stock Purchase Agreement, dated as of June 28, 1995, among Wesley-Jessen Holding,
           Inc. and the various purchasers named therein. (1)
10.5      Agreement, dated as of December 21, 1992, between Wesley-Jessen Corporation and
           Tech Medical Inc, regarding casting cups, as amended. (1)
10.6      Employment Agreement, dated June 28, 1995 between the Company and Kevin J. Ryan.
           (1)*
10.7      Employment Agreement, dated June 28, 1995 between the Company and Edward J.
           Kelley. (1)*
10.8      Wesley-Jessen Holding, Inc. 1995 Stock Purchase and Option Plan. (1)*
10.9      Wesley-Jessen Holding, Inc. 1996 Stock Option Plan. (1)*

Exhibit
No.                                     Exhibit Description
-------                                 -------------------
10.10    Management Agreement, effective as of June 28, 1995 and dated as of April 5,
          1996, by and between the Company and Kevin J. Ryan (with an attached schedule setting forth the terms of other Named Executives). (1)*
10.11    Indemnification Agreement, dated as of March 4, 1997 and effective as of February
          12, 1997, between Kevin J. Ryan and the Company with an attached schedule listing the other officers and directors who entered into such an agreement.
          (2)*
10.12    Lease agreements relating to the Company's Southampton, United Kingdom manufacturing facility. (1)
10.13    Lease agreements relating to the Company's San Diego, California manufacturing facility. (1)
10.14    Wesley-Jessen Corporation Professional Incentive Program (1996). (1)
10.15    Wesley Jessen VisionCare, Inc. Employee Stock Discount Purchase Plan. (2) *
10.16    Asset Purchase Agreement, dated as of January 24, 1997 by and among Wesley-Jessen
          Corporation, PBH, Inc. and The Cooper Companies, Inc. +(2)
10.17    Unsecured promissory note, dated as of May 7, 1997, by Kevin J. Ryan in favor of
          Wesley-Jessen Corporation. (4)
10.18    Unsecured promissory note, dated July 27, 1999, by Kevin J. Ryan in favor of
          Wesley Jessen Corporation (6)
10.19    Employment Agreement dated October 1, 1999 between the Company and Kevin J.
          Ryan.*
11.1     Earnings Per Share.
21.1     Subsidiaries of the Company.
23.1     Consent of PricewaterhouseCoopers LLP.
27.1     Financial Data Schedule.

--------
(1) Incorporated by reference to the applicable exhibit to the Registrant's Registration Statement on Form S-1, Registration No. 333-17353.
(2) Incorporated by reference to the applicable exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 29, 1997, File No. 0-22033.
(3) Incorporated by reference to the applicable exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 27, 1997, File No. 0-22033
(4) Incorporated by reference to the applicable exhibit to the Registrant's Registration Statement on Form S-1, Registration No. 333-32493.
(5) Incorporated by reference to the applicable exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended July 3, 1999, File No. 0-22033.
(6) Incorporated by reference to the applicable exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended October 2, 1999, File No. 0-22033.
(7) Incorporated by reference to exhibit 1.1 to the Registrant's Registration Statement on Form 8-A12G filed with the Commission on November 22, 1999.
 + The Company agrees to furnish supplementally to the Commission a copy of any omitted schedule or exhibit to such agreement upon request by the Commission.
 * Management contract, compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14 (c) of this report.