Form 10-K/A
period 1999-12-31
WESLEY JESSEN VISIONCARE INC
filed 2000-04-28
CIK 1027584

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------

                                  FORM 10-K/A

    AMENDMENT NO. 1 TO ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                         Commission file number 0-22033

                               ----------------

                         WESLEY JESSEN VISIONCARE, INC.
             (Exact name of registrant as specified in its charter)

               Delaware                                36-4023739
   (State or other jurisdiction of        (I.R.S. Employer Identification No.)
    incorporation or organization)


                                                       60018-5903
 333 East Howard Avenue, Des Plaines,                  (Zip Code)
                  IL
   (Address of principal executive
               offices)

       Registrant's telephone number, including area code: (847) 294-3000

                               ----------------

          Securities registered pursuant to Section 12(b) of the Act:
                                Not applicable.

          Securities registered pursuant to Section 12(g) of the Act:

  Common Stock, par value $.01 per share (including associated Preferred Share
                                Purchase Rights)

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

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   The aggregate market value of voting and non-voting stock held by non-affiliates of the Registrant as of March 15, 2000 at a closing sale price of $24.75 as reported by the Nasdaq National Market was approximately $415,690,135. Shares of Common Stock held by each executive officer and director and by each person who owns or may be deemed to own 10% or more of the outstanding Common Stock have been excluded since such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes

   As of March 15, 2000, the Registrant had 17,620,087 shares of Common Stock outstanding.

                      Documents Incorporated by Reference

                                     None.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         WESLEY JESSEN VISIONCARE, INC.

                          INDEX TO AMENDMENT NO. 1 TO
                           ANNUAL REPORT ON FORM 10-K

                                                                          Page
                                                                          No.
                                                                          ----

                                    PART III

 Item 10. Directors and Executive Officers of the Registrant............    3

 Item 11. Executive Compensation........................................    6

                     Security Ownership of Certain Beneficial Owners and
 Item 12. Management....................................................   14

 Item 13. Certain Relationships and Related Transactions................   17

                                   PART III

   Items 10, 11, 12 and 13 to the Annual Report on Form 10-K of Wesley Jessen VisionCare, Inc. (the "Company") for the fiscal year ended December 31, 1999 (the "Form 10-K"), as filed with the Securities and Exchange Commission on March 30, 2000, hereby are amended by deleting each item in its entirety and replacing each as follows:

Item 10. Directors and Executive Officers of the Registrant

   Information regarding the executive officers of the Company is included as
Item 4A of Part I of the Form 10-K as permitted by Instruction 3 to Item 401(b) of Regulation S-K. Executive officers of the Company are elected by and serve at the discretion of the Board.

   Information regarding the Directors of the Company is set forth below:

        Name              Age                           Position
        ----              ---                           --------
Kevin J. Ryan (1).......   60 Chairman of the Board, Chief Executive Officerand Director
Stephen G. Pagliuca        45
 (1)....................      Director
John J. O'Malley........   52 Director
Edward J. Kelley........   52 Vice President, Finance, Chief Financial Officer and Director
Adam W. Kirsch..........   38 Director
Sol Levine (1)..........   71 Director
John W. Maki (2)........   39 Director
Michael A. D'Amato (2)..   46 Director

--------
(1) Member of the Compensation Committee.
(2) Member of the Audit Committee.

   There are no family relationships between or among any Directors or executive officers of the Company.

Class III Directors (term expiring at the 2000 annual meeting)

   Kevin J. Ryan has served as President, Chief Executive Officer and a Director of the Company since June 1995 and has served as Chairman of the Board since February 1999. From 1991 to 1995, Mr. Ryan was President of BioSource Technologies Inc., a company engaged in discovery, development and production of new biopharmaceuticals and gene-based agricultural products. From 1987 to 1990, Mr. Ryan served as President of Barnes-Hind,s contact lens business; from 1983 to 1987, as President of Revlon VisionCare (a division of Revlon, Inc.); and from 1978 to 1983, as President of Barnes-Hind (then a part of Revlon VisionCare).

   Stephen G. Pagliuca has been a Director of the Company since its incorporation in April 1995. Mr. Pagliuca served as Chairman of the Board from April 1995 to February 1999. Mr. Pagliuca has been a Managing Director of Bain Capital, Inc. ("Bain Capital"), a private equity investment firm based in Boston, Massachusetts, since May 1993 and a general partner of Bain Venture Capital since 1989, where he founded Information Partners. Prior to joining Bain Venture Capital, Mr. Pagliuca was a partner at Bain & Company, where he provided strategic and operational advice for clients in the healthcare and information industries. He also worked as a senior accountant and international tax specialist for Peat Marwick Mitchell & Company in the Netherlands. Mr. Pagliuca also serves as director of Dade Berhing Inc., Coram Healthcare Corporation, Gartner Group, Inc., Epoch Senior Living, Inc. and The Corporate Executive Board Company.

   John J. O'Malley has been a Director of the Company since November 1996. Mr. O'Malley is currently a Managing Director of Audax Management Company, LLC ("Audax"), which manages a series of money management investment businesses. From February 199 to October 1999, Mr. O'Malley was a Managing Director of Technology Directors Inc., a private equity investment firm. Mr. O'Malley was an Executive Vice

President of Bain Capital from 1993 to February 1999. From 1991 to 1993, Mr. O'Malley was President and Chief Executive Officer of Robertson Ceco, an international construction products and engineering company. From 1986 to 1991, he was Executive Vice President of HMK Group Inc., a diversified manufacturing and services company. Mr. O'Malley is also a director of GS Industries, Inc., Medical Specialties Group, Inc. and Large Scale Biology Corporation.

Class I Directors (term expiring at the 2001 annual meeting)

   John W. Maki has been a Director of the Company since November 1996. Mr. Maki is currently a Managing Director of Audax. From July 1997 through October 1999, Mr. Maki was a Managing Director of Technology Directors Inc. Mr. Maki was a Principal at Bain Capital from 1995 to July 1997 and was an associate at Bain Capital from 1993 to 1995 and at Bain Venture Capital from 1988 to 1993. Prior to joining Bain Venture Capital, Mr. Maki was a consultant at Bain & Company, an international management consulting firm, where he specialized in healthcare and consumer product companies. He also serves on the board of Medical Specialties Group, Inc. and Large Scale Biology Corporation.

   Michael A. D'Amato has been a Director of the Company since September 1997. Since October 1997, Mr. D'Amato has served as the Executive Vice President of The Advisory Board Company, an advisory firm with practices in financial services and healthcare and a for-profit membership association, and the Chief Financial Officer of DGB Enterprises, Inc., and from 1996 until July 1998, he was the Chief Financial Officer of The Advisory Board Company. From July 1998 until February 1999, Mr. D'Amato also served as the Executive Vice President B Finance and the Secretary of The Corporate Executive Board Company ("CEBC"). From October 1997 until November 1998, Mr. D'Amato served as the Chief Financial Officer of CEBC. From 1995 to 1996, Mr. DAmato served as the Special Advisor to the Chairman of The Advisory Board Company. Prior to joining The Advisory Board Company, Mr. D'Amato was a Partner of Bain & Company from 1982 through 1995. Mr. D'Amato joined Bain & Company in 1977. Mr. D'Amato also serves as a director of CEBC.

Class II Directors (term expiring at the 2002 annual meeting)

   Adam W. Kirsch has been a Director of the Company since its incorporation in April 1995. Mr. Kirsch also held the office of Executive Vice President of the Company from April 1995 to May 1998. Mr. Kirsch is the Chief Executive Officer of NetVentures, L.L.C., a private investment fund focusing on Internet-related companies. Mr. Kirsch was a Managing Director of Bain Capital from May 1993 through July 1999 and a general partner of Bain Venture Capital since 1990. Mr. Kirsch joined Bain Venture Capital in 1985 as an associate, and prior to joining Bain Venture Capital, Mr. Kirsch was a consultant at Bain & Company, where he worked in mergers and acquisitions. He serves on the board of several companies including Therma-Wave, Inc., Brookstone, Inc., Dade Berhing Inc. and several other private companies.

   Edward J. Kelley has served as Vice President, Finance, Chief Financial Officer and a Director of the Company since June 1995. Prior to joining the Company, Mr. Kelley served as the President, Asia Pacific and Latin America of Barnes-Hind's contact lens business from 1994 to 1995 and its Chief Financial Officer from 1989 to 1994. Prior to joining Barnes-Hind, Mr. Kelley held positions of increasing responsibility with Simon & Schuster, Revlon Health Care and Peat Marwick Mitchell & Company.

   Sol Levine has been a Director of the Company since September 1997. Mr. Levine is a member of Technology Directors II, LLC and Technology Directors II BST, LLC. Mr. Levine served as President of Revlon, Inc. prior to his retirement in December 1991. Mr. Levine also serves on the board of Large Scale Biology Corporation as well as private companies.

Section 16(a) Beneficial Ownership Reporting Compliance

   Section 16(a) of the Exchange Act requires the Company's officers, Directors and persons who beneficially own more than ten percent of the Company's Common Stock to file reports of securities ownership and changes in such ownership with the Securities and Exchange Commission ("Commission"). Officers, Directors and greater than ten percent beneficial owners also are required by rules promulgated by the Commission to furnish the Company with copies of all Section 16(a) forms they file.

   Based solely upon a review of the copies of such forms furnished to the Company, the Company believes that during the period from January 1, 1999 through December 31, 1999, all Section 16(a) filing requirements applicable to its officers, Directors and greater than ten percent beneficial owners were complied with except that Form 4s on behalf of Messrs. Ryan, Althisar, Flynn, Steiner, Kelley, Artale and Foos to report transactions which occurred in August, 1999 were filed approximately one week late, and Form 5s on behalf of each executive officer of the Company to report a single grant of options in 1999 were filed approximately one month late.

Item 11. Executive Compensation

   The following table sets forth information concerning the compensation paid or accrued for the years ended December 31, 1999, 1998 and 1997 for the Chief Executive Officer and each of the four other most highly compensated executive officers of the Company as of the end of the last fiscal year (the "Named Executives").

                           Summary Compensation Table

                                                                  Long Term
                                                                 Compensation
                                   Annual Compensation              Awards
                          -------------------------------------- ------------
                                                                  Securities
   Name and Principal                             Other Annual    Underlying     All Other
        Position          Year  Salary  Bonus(a) Compensation(b)   Options    Compensation(c)
   ------------------     ---- -------- -------- --------------- ------------ ---------------
Kevin J. Ryan...........  1999 $250,008 $568,625      $--           25,000        $3,602
 Chairman, President and  1998  250,008  584,625       --           25,000         4,466
 Chief Executive Officer  1997  250,008  477,125       --           32,000         2,275

Edward J. Kelley........  1999 $175,000 $398,038      $--           15,000        $1,568
 Chief Financial Officer  1998  175,000  414,038       --           15,000         2,018
 and Vice President,      1997  175,000  338,713       --           25,000           717
 Finance

Lawrence L. Chapoy......  1999 $146,100 $199,383      $--            5,000        $1,958
 Vice President,          1998  146,100  213,993       --            5,000         2,423
 Research                 1997  146,100  176,888       --            5,000         1,143
 & Development

Daniel M. Roussel.......  1999 $129,003 $214,132      $--            6,000        $  --
 Vice President, Europe   1998  134,341  179,308       --            6,000           --
                          1997  120,622  144,432       --            5,000           --

Thomas F. Steiner.......  1999 $140,000 $191,058      $--            6,000        $1,212
 Vice President,          1998  140,000  205,058       --            6,000         1,557
 Marketing                1997  140,000  169,502       --            5,000           746

--------
(a) Reflects bonuses received by such Named Executives under the Company's Management Bonus Plan as a result of the Company meeting certain performance targets in such fiscal year. Bonuses for 1999 also include payments made under the Company's profit sharing plan in the following amounts: Mr. Ryan--$16,000; Mr. Kelly--$16,000; Mr. Chapoy--$14,610; and
    Mr. Steiner--$13,719. In 1998, such payments were as follows: Mr. Ryan-- $16,000; Mr. Kelley--$16,000; Mr. Chapoy--$14,610; and Mr. Steiner--
    $14,000. In 1997, such payments were as follows: Mr. Ryan--$15,750; Mr. Kelley--$15,750; Mr. Chapoy--$14,610; and Mr. Steiner--$14,000.
(b) None of the perquisites and other benefits paid to each Named Executive in 1999, 1998 or 1997 exceeded the lesser of $50,000 or 10% of the total annual salary and bonus received by such Named Executive during that year.
(c) Reflects premium payments made by the Company on behalf of such Named Executives for life and long-term disability insurance as follows:

                                                                      Long-term
                                                              Life    disability
     Name                                              Year Insurance insurance
     ----                                              ---- --------- ----------
     Kevin J. Ryan.................................... 1999  $3,186      $416
                                                       1998   4,050       416
                                                       1997   1,800       475
     Edward J. Kelley................................. 1999  $1,278      $290
                                                       1998   1,728       290
                                                       1997     435       282
     Lawrence L. Chapoy............................... 1999  $1,715      $243
                                                       1998   2,180       243
                                                       1997     865       278
     Thomas F. Steiner................................ 1999  $  980      $232
                                                       1998   1,325       232
                                                       1997     518       228

Option Grants in Last Fiscal Year

   The following table sets forth information regarding stock options granted by the Company to the Named Executives during the Company's last fiscal year:

                                                                               Potential Realizable
                         Number of                                               Value at Assumed
                         Securities                                            Annual Rates of Stock
                         Underlying % of Total  Exercise   Market             Price Appreciation for
                          Options     Options    or Base  Price on                Option Term(d)
                          Granted   Granted in    Price   Date of  Expiration -----------------------
                           (#)(a)   Fiscal Year ($/Share) Grant(b)   Date(c)    5% ($)     10% ($)
                         ---------- ----------- --------- -------- ---------- ---------- ------------
Kevin J. Ryan...........   25,000       7.0%     $28.88    $28.88   11/9/09   $  454,000 $  1,150,750
Edward J. Kelley........   15,000       4.2       28.88     28.88   11/9/09      272,400      690,450
Lawrence L. Chapoy......    5,000       1.4       28.88     28.88   11/9/09       90,800      230,150
Daniel M. Roussel.......    6,000       1.7       28.88     28.88   11/9/09      108,960      276,180
Thomas F. Steiner.......    6,000       1.7       28.88     28.88   11/9/09      108,960      276,180

--------
(a) Options vest in four equal annual installments beginning on the first anniversary of the date of grant. The grant date of such options was November 9, 1999.
(b) Market price was determined based on the last reported sale price of the Common Stock on the date of grant as reported by the Nasdaq National Market.
(c) Options will expire the earlier of 30 days after the date of termination or November 9, 2009.
(d) Amounts reflect certain assumed rates of appreciation set forth in the executive compensation disclosure rules of the Commission. Actual gains, if any, on stock option exercises depend on future performance of the Company's stock and overall market conditions. At an annual rate of appreciation of 5% per year for the option term, the price of the Common Stock would be approximately $47.04 per share. At an annual rate of appreciation of 10% per year for the option term, the price of the Common Stock would be approximately $74.91 per share.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option
Values

   The following table sets forth information for the Named Executives concerning stock option exercises during the Company's last fiscal year and options outstanding at the end of the last fiscal year:

                                                        Number of Securities    Value of Unexercised In-
                                                       Underlying Unexercised   the-Money Options at FY-
                                                        Options at FY-End (#)          End ($)(a)
                         Shares Acquired    Value     ------------------------- -------------------------
Name                     on Exercise (#) Realized ($) Unexercisable/Exercisable Unexercisable/Exercisable
----                     --------------- ------------ ------------------------- -------------------------
Kevin J. Ryan...........     130,000      $4,005,866       59,750/961,850        $2,263,330/$36,434,878
Edward J. Kelley........      66,000       1,955,092       38,750/120,020        $1,467,850/$ 4,546,377
Lawrence J. Chapoy......       8,000         244,794       11,250/ 59,528        $  426,150/$ 2,254,921
Daniel M. Roussel.......           0               0       13,000/153,890        $  492,440/$ 5,829,353
Thomas F. Steiner.......      14,000         443,683       13,000/ 92,800        $  492,440/$ 3,515,264

--------
(a) Fair market value of the Common Stock was determined based on the last reported sale price of the Common Stock as reported by the Nasdaq National Market on December 31, 1999 which was $37.88 per share.

Employment Agreements

   Kevin J. Ryan. On March 6, 2000, the Company and Kevin J. Ryan entered into a new employment agreement to supersede and replace his existing employment agreement with the Company. The new employment agreement provides that it shall be deemed effective as of October 1, 1999. The principal terms and provisions of the new employment agreement are set forth below.

   Term, Position and Duties. Mr. Ryan agrees to serve as the Chief Executive Officer and President of the Company for a period commencing on October 1, 1999 and ending on September 30, 2004, subject to automatic one-year extensions unless either party gives notice to other at the end of each 12 month period beginning on the first anniversary of the effective time but in no event will the term extend beyond September 30, 2012. The Company has agreed to use its best efforts to have Mr. Ryan elected as a member of and Chairman of the Board and to ensure his re-election to such positions during the term of the agreement.

   Compensation. Under the new employment agreement, Mr. Ryan is entitled to
(i) receive an initial base salary of $500,000 per annum, subject to an annual review for increases beginning of each calendar year after 2000, (ii) participate in the Company's Professional Incentive Plan and/or any other annual incentive plan established by the Company for either Mr. Ryan alone or for other members of the Company's senior management, (iii) participate in any long-term incentive plan established by the Company either for Mr. Ryan alone or for members of the Company's senior management, (iv) be eligible to receive grants of options to purchase shares of the Company's Common Stock and awards of shares of Common Stock, either or both as determined by the Compensation Committee, under and in accordance with the terms of applicable plans of the Company, (v) prompt reimbursement for all reasonable out-of-pocket expenses incurred by him in performing services under the employment agreement, (vi) customary perquisites for a senior manager, (vii) participate in all of the Company's employee benefit plans and programs made available to the Company's senior executives or to its employees generally, (viii) reimbursement for all medical expenses incurred by him or his spouse that are not otherwise covered by insurance and lifetime healthcare coverage for him and his spouse, (ix) an individual permanent life insurance benefit in an initial amount of $5.0 million and (x) the benefits provided under the Company's Supplemental Executive Retirement Plan (the "SERP").

   Severance Arrangements. Except as set forth below, in the event that Mr. Ryan's employment terminates for any reason, Mr. Ryan will be entitled to (i) his base salary through the termination date, (ii) a cash payment in lieu of any unused vacation, (iii) any annual bonus earned but not yet paid, (iv) any deferred compensation under any incentive compensation plan, (v) any other compensation and benefits that have vested through the termination date and
(vi) reimbursement of any business and medical expenses incurred by Mr. Ryan or his spouse, as applicable, through the termination date (items (i) through (vi) being referred to herein as the "General Benefits"). In the event that Mr. Ryan's employment terminates by reason of his retirement upon or after his attainment of age 65, he is entitled, in addition to the General Benefits, the benefits provided under the SERP. In the event that Mr. Ryan's employment terminates by reason of his death, his beneficiary is entitled, in addition to the General Benefits, to his base salary though the end of the month following the month in which is death occurs and an annual bonus, if any, prorated to the date of death. In the event that Mr. Ryan's employment terminates by reason of his disability he or his beneficiary, as the case may be, will be entitled, in addition to the General Benefits, to (i) an annual bonus, if any, prorated to the termination date, and (ii) the retirement benefit under the SERP that Mr. Ryan would be entitled to upon his termination with the Company by reason of his disability. In the event that Mr. Ryan is terminated for cause, he will only be entitled to the General Benefits. If Mr. Ryan is terminated by the Company without cause or resigns for good reason, he will be entitled, in addition to the General Benefits, to (i) his base salary through the remainder of the employment term, (ii) annual bonuses for the remainder of the employment term equal to the average of the three highest annual bonuses awarded to him during the ten years preceding the termination, (iii) continued medical reimbursement for the remainder of the employment term and lifetime medical benefits, (iv) the retirement benefit under the SERP, (v) continued participation in all employee benefit plans and programs through the remainder of the employment term and, (vi) other benefits in accordance with applicable plans and programs of the Company. If Mr. Ryan voluntarily resigns without good reason prior to obtaining the age of 65, he will be entitled to the General Benefits, and if he voluntarily resigns after that age, he will be entitled to the General Benefits and the retirement benefit under the SERP.

   Consulting Arrangement. Effective upon the termination of Mr. Ryan's employment, unless his termination was due to death or disability or if was terminated for cause or resigned without good reason prior to age 65, Mr. Ryan has agreed to become a consultant to the Company for a period of 5 years. Mr. Ryan is not required to devote more than 50 days in any calendar year performing consulting services for the Company.

During the consulting period, Mr. Ryan shall be entitled to receive an amount equal to the applicable percentage of his base salary upon termination of his employment as follows:

             Year                     % of Base Salary
             ----                     ----------------
             1.......................       100
             2.......................        90
             3.......................        80
             4.......................        70
             5.......................        60

   Confidential Information, Noncompetition and Nonsolicitation Arrangements. Pursuant to the employment agreement, Mr. Ryan agreed that: (1) during the employment period and any consulting period or thereafter, he will keep confidential any information obtained or learned by him during the course of his employment relating to the operational, financial, business and other affairs of the Company (subject to limited exceptions); (2) that all inventions, innovations, improvements, developments and all similar or related information that relate to the Company or any of its subsidiaries that are conceived, developed or made by Mr. Ryan while employed by the Company and any of its subsidiaries belong to the Company or such subsidiary; and (3) during the employment period and any consulting period and for 12 months thereafter, not to compete with the Company or any of its subsidiaries, not to solicit, endeavor to entice away from or knowingly interfere with the Company or any of its subsidiaries, any of its or their customers or sources of supply or employ or retain any person who was employed or retained by the Company or any of its subsidiaries.

   Edward J. Kelley. On June 28, 1995, the Company and Edward J. Kelley entered into an employment agreement, pursuant to which Mr. Kelley agreed to serve as Chief Financial Officer of the Company for a period that will end with Mr. Kelley's resignation, death or disability, or upon termination by the Company, with or without cause. Under the employment agreement, Mr. Kelley will receive:
(i) an annual base salary equal to at least $175,000; (ii) an annual bonus based on the Company's achievement of certain targeted operating results; and
(iii) certain fringe benefits. If Mr. Kelley's employment is terminated by the Company without cause (as defined therein), he will be entitled to receive his base salary and fringe benefits for 12 months following such termination in addition to his bonus for the year in which his employment was terminated, pro rated based on the number of days elapsed in the year, if he would have otherwise been entitled to receive such bonus had he not been terminated. Mr. Kelley has agreed not to compete with the Company for a period of one year following his termination of employment with the Company and not to disclose any confidential information at any time without the prior written consent of the Company.

Management Bonus Plan

   In November 1998, the Board adopted the Wesley Jessen Corporation Professional Incentive Plan for calendar year 1999 (the "Bonus Plan"). Under the Bonus Plan, participants are eligible to earn an annual bonus upon the achievement by the Company of a specified level of earnings per share. The annual bonus is equal to a specified percentage of a participant's annual salary (the "Target Percentage"), subject to increase based on achievement beyond targeted levels. Bonuses under the Bonus Plan are not subject to any cap. Approximately 135 employees participated in the Bonus Plan for 1999, including each of the Named Executives.

Stock Incentive Plan

   In connection with the Company's initial public offering in February 1997 (the "IPO"), the Board and stockholders of the Company approved the Wesley Jessen VisionCare, Inc. Stock Incentive Plan (the "Incentive Plan"). The Incentive Plan was amended in 1999 to increase the number of shares of Common Stock reserved for issuance under the Incentive Plan by 1,000,000 shares. The Incentive Plan is currently administered by the Compensation Committee, with all awards made thereunder being approved by the full Board. Certain employees, advisors and consultants of the Company are eligible to participate in the Incentive Plan (a "Participant"). The Board or the Compensation Committee, as the case may be, is authorized under the Incentive Plan to select the Participants and determine the terms and conditions of the awards under the Incentive Plan. The Incentive Plan provides for the issuance of the following types of incentive awards: stock options, stock appreciation rights, restricted stock, performance grants and other types of awards that the Compensation Committee deems consistent with the purposes of the Incentive Plan. An aggregate of 1,800,000 shares of Common Stock of the Company have been reserved for issuance under the Incentive Plan, subject to certain adjustments reflecting changes in the Company's capitalization. The Incentive Plan provides that Participants will be limited to receiving awards relating to no more than 50,000 shares of Common Stock per year. To date, options to purchase an aggregate of 900,150 shares of Common Stock have been granted under the Incentive Plan.

   Options granted under the Incentive Plan may be either incentive stock options ("ISOs") or such other forms of non-qualified stock options ("NQOs") as the Compensation Committee may determine. ISOs are intended to qualify as "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"). The exercise price of (i) an ISO granted to an individual who owns shares possessing more than 10% of the total combined voting power of all classes of stock of the Company (a "10% Owner") will be at least 110% of the fair market value of a share of common stock on the date of grant and (ii) an ISO granted to an individual other than a 10% Owner and an NQO will be at least 100% of the fair market value of a share of Common Stock on the date of grant.

   Options granted under the Incentive Plan may be subject to time vesting and certain other restrictions at the sole discretion of the Compensation Committee. Subject to certain exceptions, the right to exercise an option generally will terminate at the earlier of (i) the first date on which the initial grantee of such option is not employed by the Company for any reason other than termination without cause, death or permanent disability or (ii) the expiration date of the option. If the holder of an option dies or suffers a permanent disability while still employed by the Company, the right to exercise all unexpired installments of such option shall be accelerated and shall vest as of the latest of the date of such death, the date of such permanent disability and the date of the discovery of such permanent disability, and such option shall be exercisable, subject to certain exceptions, for 180 days after such date. If the holder of an option is terminated without cause, to the extent the option has vested, such option will be exercisable for 30 days after such date.

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

   The Board generally will have the power and authority to amend the Incentive Plan at any time without approval of the Company's stockholders, subject to applicable federal securities and tax laws limitations (including regulations of the Nasdaq National Market).

Employee Stock Discount Purchase Plan

   The Wesley Jessen VisionCare, Inc. Employee Stock Discount Purchase Plan, including a substantially identical plan for international employees (the "Employee Stock Purchase Plan") was established to give employees desiring to do so a convenient means of purchasing shares of Common Stock through payroll deductions. The Employee Stock Purchase Plan provides an incentive to participate by permitting purchases at a discounted price. The Company believes that ownership of stock by employees will foster greater employee interest in the success, growth and development of the Company. As of March 1, 2000, an aggregate of 197,344 shares of Common Stock have been issued under the Employee Stock Purchase Plan.

   Subject to certain restrictions, each employee of the Company is eligible to participate in the Employee Stock Purchase Plan. Participation is discretionary with each eligible employee. The Company has reserved 500,000 shares of Common Stock for issuance in connection with the Employee Stock Purchase Plan. Each eligible employee is entitled to purchase a maximum of 125 shares per quarter. Elections to participate can be made at any time and purchases of stock are made on a quarterly basis. Each participating employee contributes to the Employee Stock Purchase Plan by choosing a payroll deduction in any specified amount, with a minimum deduction of $10 per payroll period. A participating employee may increase or decrease the amount of such employee's payroll deduction, including a change to a zero deduction at any time. Elected contributions are credited to participants' accounts at the end of each calendar month. In addition, employees may make lump sum contributions at the end of the quarter to enable them to purchase the maximum number of shares available for purchase during the plan year.

   Each participating employee's contributions are used to purchase shares for the employee's share account within 15 days after the last day of each calendar month. The cost per share is 85% of the lower of the closing price of the Company's Common Stock on the Nasdaq National Market on the first or the last day of the calendar month. The number of shares purchased on each employee's behalf and deposited in his/her share account is based on the amount accumulated in such participant's cash account and the purchase price for shares with respect to any month. Shares purchased under the Employee Stock Purchase Plan carry full rights to receive dividends declared from time to time. Under the Employee Stock Purchase Plan, any dividends attributable to shares in the employee's share account are automatically used to purchase additional shares for such employee's share account. Share distributions and share splits are credited to the participating employee's share account as of the record date and effective date, respectively. A participating employee has full ownership of all shares in such employee's share account and may withdraw them for sale or otherwise at any time. Subject to applicable federal securities and tax laws, the Board has the right to amend or to terminate the Employee Stock Purchase Plan. Amendments to the Employee Stock Purchase Plan will not affect a participating employee's right to the benefit of the contributions made by such employee prior to the date of any such amendment. In the event the Employee Stock Purchase Plan is terminated, the Committee is required to distribute all shares held in each participating employee's share account plus an amount of cash equal to the balance in each participating employee's cash account.

Non-Employee Director Stock Option Plan

   The 1997 Non-Employee Director Stock Option Plan (the "Director Option Plan") was established to encourage stock ownership by certain Directors of the Company and to provide those individuals with an additional incentive to manage the Company in the shareholders' best interests and to provide a form of compensation that will attract and retain highly qualified individuals as members of the Board. The Director Option Plan provides for the granting of options to non-employee Directors, as defined, covering an aggregate of 250,000 shares of Common Stock of the Company, subject to certain adjustments reflecting changes in the Company's capitalization. To date, options to purchase an aggregate of 80,000 shares of Common Stock have been granted under the Director Option Plan. Options to acquire an additional 12,000 shares of Common Stock will be granted on the date of the Company's annual meeting for 2000.

   The Committee or the full Board is authorized under the Director Option Plan to make discretionary grants of options and determine the terms and conditions of such options. In addition, the Director Option Plan provides for an initial one-time grant of options to purchase 10,000 shares of Common Stock to each non-employee Director serving as a member of the Board upon the effectiveness of the Director Option Plan or to any new non-employee Director upon being elected to the Board. The Director Option Plan also provides that each nonemployee Director shall automatically be entitled to options to purchase 2,000 shares of Common Stock upon each anniversary of such Director's election to the Board (which will be granted at the Company's next annual meeting of stockholders following such anniversary). The Director Option Plan requires that the exercise price for each option granted under the plan must equal 100% of the fair market value of the Company's Common Stock on the date the option is granted. The initial one-time grants are immediately exercisable and the annual grants will vest in three equal installments commencing on the first anniversary of the grant date. Nothing contained in the Director Option Plan or any agreement to be executed pursuant to the Director Option Plan will obligate the Company, its Board or its stockholders to retain an optionee as a Director of the Company.

Wesley Jessen Retirement Plan

   Substantially all full-time United States and Puerto Rico employees of the Company participate in the Wesley Jessen Cash Balance Pension Plan (the "Retirement Plan"), a defined benefit plan intended to qualify under Section 401(a) of the Code. The Retirement Plan became effective on January 1, 1996. The Retirement Plan is a cash balance plan whereby each participant's benefits are determined based on annual pay credits and interest credits made to each participant's account. In general, a participant becomes vested under the Retirement Plan upon completion of five years of service.

   Annual pay credits range from 3.0% to 8.0% of compensation, depending on a participant's length of service with the Company. Compensation refers to pension eligible earnings of a participant under the Retirement Plan (up to $160,000 for 1998, as limited by the Code), including all direct compensation paid to participants plus any pretax deferrals.

   Interest credits are based on a participant's account balance on the first day of each calendar year and the plans interest credit rate. This interest credit rate is determined for each calendar year and equals the value as of December of the immediately preceding calendar year of the average yield on 1-year Treasury bills.

   No pay or interest credits are granted under the Retirement Plan for periods of employment prior to June 29, 1995. However, service is calculated from date of hire for the purpose of determining the level of pay credit for the plan year, subject to bridging service for participants from certain acquired entities. The normal retirement age under the plan is age 65. Benefits are computed on a straight line basis. The Company contributes actuarially determined amounts to fund benefits under the Retirement Plan within regulatory minimum requirements and maximum tax deductible limits.

   The aggregate estimated annual benefits payable from the Retirement Plan to Messrs. Ryan, Kelley, Chapoy and Steiner upon normal retirement age are $23,055, $54,529, $14,355 and $37,822, respectively. Mr. Roussel is not eligible to participate in the Retirement Plan. Messrs. Ryan, Kelley. Chapoy and Steiner currently have approximately 16 (including 12 years of service with acquired entities), 21 (including 17 years of service with acquired entities), 6 and 16 years of credited service, respectively, under the Retirement Plan.

   There is a supplemental benefit payable to Mr. Ryan pursuant to a supplemental executive retirement plan earned during his employment with Barnes-Hind and Revlon Visioncare, the obligation for which was assumed by the Company as a result of the acquisition of PBH. The estimated annual benefit payable to Ryan upon normal retirement age is equal to $30,480.

Compensation of Directors

   Directors who are employees of the Company or are affiliated with its significant stockholders do not receive a salary or an annual retainer for their services. The Company pays non-employee Directors not otherwise affiliated with the Company or its significant stockholders an annual cash retainer of $10,000. In addition, the Company reimburses all Directors for reasonable expenses incurred in attending Board meetings. Pursuant to the Company's 1997 Non-Employee Director Stock Option Plan (the "Director Option Plan"), non-employee Directors are granted options to purchase 10,000 shares of Common Stock upon their initial election or appointment to the Board (or upon the adoption of the Director Option Plan for those Directors in office on the date of such adoption) and are entitled to options to purchase an additional 2,000 shares of Common Stock on an annual basis on each anniversary of such Director's election or appointment to the Board (which are granted on the date of the Company's next annual meeting of stockholders following such anniversary). See "Non-Employee Director Stock Option Plan." All of the Directors of the Company (other than Messrs. Ryan and Kelley) will be granted annual options on the date of the Company's annual meeting for 2000. The Directors do not receive any additional compensation for committee participation.

Compensation Committee Interlocks and Insider Participation

   Prior to the IPO, the Company did not have a Compensation Committee. Instead compensation decisions regarding the Company's executive officers were made by the Board. The Compensation Committee was established in connection with the IPO and is currently comprised of Messrs. Pagliuca, Levine and Ryan. Mr. Pagliuca is a Managing Director of Bain Capital, which is a party to the Advisory Agreement with the Company. Mr. Ryan is the Chairman of the Board, President and Chief Executive Officer of the Company. The compensation for employees who are also Directors of the Company (Messrs. Ryan and Kelley) for the years ended 1997, 1998 and 1999 was established pursuant to the terms of their respective employment agreements with the Company. See "Certain Relationships and Related Transactions."

Item 12. Security Ownership of Certain Beneficial Owners and Management

   Except as otherwise noted, the following table sets forth certain information as of March 31, 2000 as to the security ownership of equity securities of the Company by (a) each of the executive officers named in the Summary Compensation Table, (b) each of the Directors of the Company, (c) all Directors and executive officers as a group and (d) each person or entity known to the Company to be the beneficial owner of five percent or more of the voting securities of the Company. All information with respect to beneficial ownership has been furnished by the respective Director, executive officer or five percent beneficial owner, as the case may be. Unless otherwise indicated, each person or entity named below has sole voting and investment power with respect to the number of shares set forth opposite his or its name. Beneficial ownership of the Common Stock listed in the table has been determined in accordance with the applicable rules and regulations promulgated under the Exchange Act.

                                                                Shares of
                                                               Common Stock
                                                            ------------------
                                                             Number   Percent
                           Name                             of Shares of Class
                           ----                             --------- --------
Directors and Executive Officers:
Kevin J. Ryan(1)(2)........................................ 1,016,908    5.5%

Edward J. Kelley(3)........................................   171,213      *

Lawrence L. Chapoy(4)......................................    75,718      *

Daniel M. Roussel(5).......................................   167,703      *

Thomas F. Steiner(6).......................................   101,249      *

Michael A. D'Amato(7)......................................    10,667      *

Adam W. Kirsch(7)(8).......................................   106,642      *

Sol Levine(7)..............................................    25,677      *

John W. Maki(7)(8).........................................   106,642      *

John J. O'Malley(7)(8).....................................   106,642      *

Stephen G. Pagliuca(7)(8)..................................   699,426    4.0%

All Directors and executive officers as a group (16         2,618,182   13.4%
 persons)(9)...............................................

5% Stockholders:
Ariel Capital Management, Inc.(10)......................... 1,065,925    6.3%
 307 North Michigan Avenue
 Chicago, Illinois 60601

Putnam Investments, Inc.(11)............................... 1,526,178    8.7%
 One Post Office Square
 Boston, Massachusetts 02109

T. Rowe Price Associates, Inc.(12)......................... 1,471,600    8.3%
 100 E. Pratt Street
 Baltimore, Maryland 21202

Suzanne Zak(13)............................................ 1,176,190    6.7%
 100 N. Sixth Street, Ste. 476A
 Minneapolis, Minnesota 55403


                                                                  Shares of
                                                                 Common Stock
                                                              ------------------
                                                               Number   Percent
                            Name                              of Shares of Class
                            ----                              --------- --------
American Express Company(14)................................. 1,202,911    6.8%
 200 Vesey Street
 New York, New York 10285

Ocular Sciences, Inc.(15).................................... 3,506,397   19.9%
 475 Eccles Avenue
 South San Francisco, California 94080

--------
    *Represents less than one percent.
 (1) The address of such person is c/o the Company, 333 East Howard Avenue, Des Plaines, Illinois 60018- 5903.
 (2) Includes 969,850 shares of Common Stock that can be acquired through currently exercisable options or options that will become exercisable prior to May 31, 2000.
 (3) Includes 126,270 shares of Common Stock that can be acquired through currently exercisable options or options that will become exercisable prior to May 31, 2000. Certain of Mr. Kelley's shares are held by an individual retirement account for his sole benefit.
 (4) Includes 60,778 shares of Common Stock that can be acquired through currently exercisable options or options that will become exercisable prior to May 31, 2000.
 (5) Includes 155,140 shares of Common Stock that can be acquired through currently exercisable options or options that will become exercisable prior to May 31, 2000.
 (6) Includes 94,050 shares of Common Stock that can be acquired through currently exercisable options or options that will become exercisable prior to May 31, 2000.
 (7) Includes currently exercisable options to purchase 11,998 shares of Common Stock issued to Messrs. Kirsch, Make, O'Malley and Pagliuca and currently exercisable options to purchase 10,667 shares of Common Stock issued to Messrs. D'Amato and Levine pursuant to the Director Option Plan.
 (8) Includes, with respect to Messrs. Pagliuca, Kirsch, Maki and O'Malley, 44,240 shares of Common Stock held by BCIP Associates ("BCIP") and 50,404 shares held by BCIP Trust Associates, L.P. ("BCIP Trust"), as a result of each being a general partner of such entities. In addition, with respect to Mr. Pagliuca, includes 276,432 shares held by Bain Capital Fund IV, L.P. ("Fund IV") and 316,352 shares held by Bain Capital Fund IV-B, L.P. ("Fund IV-B"), as a result of Mr. Pagliuca being a Managing Director of the general partner of such funds. Each such person disclaims beneficial ownership of any such shares in which he does not have a pecuniary interest. Messrs. Kirsch, Maki and O'Malley are no longer employed by Bain Capital.
 (9) Includes an aggregate of 1,725,658 shares of Common Stock that can be acquired through currently exercisable options or options that will become exercisable prior to May 31, 2000 held by the Directors and executive officers of the Company.
(10) Pursuant to an Amendment No. 3 to Schedule 13G filed with the Commission on April 6, 2000, John W. Rogers, Jr., President and principal shareholder of Ariel Capital Management, Inc. ("Ariel"), also reported that he may be deemed to have beneficial ownership of the shares held by Ariel.
(11) Pursuant to an Amendment to Schedule 13G filed with the Commission on February 18, 2000: (i) Putnam Investments, Inc. ("PI") reported shared voting power with respect to 194,100 shares and shared dispositive power with respect to 1,526,178 shares; (ii) Putnam Investment Management, Inc. ("PIM") reported shared dispositive power with respect to 1,152,478 shares; (iii) The Putnam Advisory Company, Inc. ("PAC") reported shared voting power with respect to 194,100 shares and shared dispositive power with respect to 373,700 shares; (iv) Putnam Health Services Trust ("PHST") reported shared dispositive power with respect to 984,370 shares; and (v) Marsh & McLennan Companies, Inc. ("MMC"), as the
    parent holding company of PI, was listed as a reporting person in the
    Schedule 13G but did not report beneficial ownership with respect to any shares. The address for PIM, PAC and PHST is the same as the address for PI listed in the table above. The address for MMC is 1166 Avenue of the Americas, New York, New York 10036.
(12) Pursuant to a Schedule 13G filed with the Commission on February 10,
     2000, T. Rowe Price Associates, Inc. reported the sole power to vote 222,400 shares and the sole power to dispose of 1,471,600 shares and T. Rowe Price New Horizons Fund, Inc. (the "Horizons Fund") reported the sole power to vote 1,100,000 shares. The address for the Horizons Fund is the same as the address listed for T. Rowe Price Associates, Inc. in the table above.
(13) Pursuant to a Schedule 13G filed with the Commission on February 12,
     1999: (i) Suzanne Zak, the chief executive officer of Zak Capital, Inc. and the managing member of the general partner of Zak Minotaur Fund, L.P., reported the shared power to vote and to dispose of 1,176,190 shares; (ii) Zak Capital, Inc. reported the shared power to vote and to dispose of 1,150,490 shares; and (iii) Zak Minotaur Fund, L.P. reported the shared power to vote and to dispose of 25,700 shares. The address for Zak Capital, Inc. and Zak Minotaur Fund, L.P. is the same as the address listed for Suzanne Zak in the table above.
(14) Pursuant to a Schedule 13G filed with the Commission on February 8, 2000, American Express Company, in its capacity as a parent holding company, and American Express Financial Corporation ("AEFC"), as an investment advisor registered under Section 203 of the Investment Advisors Act of 1940, reported the shared power to vote of 754,170 shares and the shared power to dispose of 1,202,911 shares. The address for AEFC is IDS Tower 10, Minneapolis, Minnesota 55440.
(15) Pursuant to a Schedule 13D filed with the Commission on March 29, 2000, Ocular Sciences, Inc. ("OSI") reported beneficial ownership of 3,506,397 shares of Common Stock as a result of OSI holding an option that is exercisable under certain circumstances for an aggregate of 3,506,397 shares of Common Stock. The option was granted to OSI by the Company in connection with the execution of an Agreement and Plan of Merger, dated as of March 19, 2000, between the Company, OSI Acquisition Corp. and OSI.

Item 13. Certain Relationships and Related Transactions

 Advisory Agreement

   In June 1995, the Company entered into an Advisory Agreement with Bain Capital, which was amended and restated in October 1996 (the "Advisory Agreement"), pursuant to which Bain Capital agreed to provide management consulting, advisory services and support, negotiation and analysis of financial alternatives, acquisitions and dispositions and other services agreed upon by the Company and Bain Capital. In exchange for such services, Bain Capital receives: (i) a quarterly management fee of not more than $500,000, plus reasonable out-of-pocket expenses, and (ii) a transaction fee in connection with the consummation of each acquisition, divestiture or financing by the Company or its subsidiaries in an amount equal to 1.0% of the aggregate value of such transaction. For the year ended December 31, 1999, the Company paid Bain Capital fees of $1,566,785 under the Advisory Agreement. The Advisory Agreement has an initial term ending on January 31, 2004, subject to automatic one-year extensions unless the Company or Bain Capital provides written notice of its desire not to extend such term.

 Registration Agreement

   The Company, certain investment funds controlled by Bain Capital (the "Bain Capital Funds") and their related investors and BT Investment Partners, Inc. are parties to a registration agreement (the "Registration Agreement"). Under the Registration Agreement, the holders of a majority of the registrable securities owned by the Bain Capital Funds and their related investors have the right at any time, subject to certain conditions, to require the Company to register any or all of their shares of Common Stock under the Securities Act of 1933, as amended (the "Securities Act") on Form S-1 (a "Long-Form Registration") or on Form S-2 or Form S-3 (a "Short-Form Registration") each on an unlimited number of occasions at the Company's expense. The Company is not required, however, to effect any such Long-Form Registration or Short-Form, Registration within six months after the effective date of a prior demand registration and may postpone the filing of such registration for up to six months if the holders of a majority of the registrable securities agree that such a registration would reasonably be expected to have an adverse effect on any proposal or plan by the Company or any of its subsidiaries to engage in an acquisition, merger or similar transaction. In addition, all holders of registrable securities are entitled to request the inclusion of any shares of Common Stock subject to the Registration Agreement in any registration statement at the Company's expense whenever the Company proposes to register any of its securities under the Securities Act, subject to certain conditions. In connection with all such registrations, the Company has agreed to indemnify all holders of registrable securities against certain liabilities, including liabilities under the Securities Act. The holders of an aggregate of 687,428 shares of Common Stock have certain demand registration rights pursuant to the Registration Agreement.

 Indebtedness of Management

   On May 7, 1997, the Company loaned Mr. Ryan, the Company's Chairman, President and Chief Executive Officer, $1.2 million pursuant to the terms of an unsecured promissory note bearing interest at an annual rate of 8%, payable quarterly. The note is due on the earlier of (i) May 9, 2002, (ii) the date Mr. Ryan ceases to be employed by the Company or (iii) the date Mr. Ryan disposes of any of his Common Stock. The Company has previously waived the requirement that Mr. Ryan repay such loan pursuant to clause (iii) above. As of March 15, 2000, an aggregate of $1.2 million was outstanding under the note.

   On July 27, 1999, the Company loaned Mr. Ryan $2.6 million pursuant to the terms of a promissory note bearing interest at an annual rate 5.3125%, computed on a daily basis. The borrowings under the note were secured by all of the stock options held by Mr. Ryan. The note was repaid in full on August 27, 1999.

 Indemnification Agreements

   The Company has entered into agreements to provide indemnification for its Directors and executive officers in addition to the indemnification provided for in the Company's Restated Certificate and By-laws.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on this 28th day of April, 2000.

                                          Wesley Jessen Visioncare, Inc.

                                                      /s/ Kevin J. Ryan
                                          By __________________________________
                                                        Kevin J. Ryan
                                                President and Chief Executive
                                                           Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 to Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities indicated on this 28th day of April, 2000.

                 Signature                                   Capacity
                 ---------                                   --------


           /s/ Kevin J. Ryan                President, Chief Executive Officer and
___________________________________________   Director (principal executive officer)
               Kevin J. Ryan

         /s/ Edward J. Kelley               Chief Financial Officer, Treasurer and
___________________________________________   Director (principal financial officer)
             Edward J. Kelley

         /s/ Ronald J. Artale               Vice President--Controller (principal
___________________________________________   accounting officer)
             Ronald J. Artale

        /s/ Michael A. D'Amato              Director
___________________________________________
            Michael A. D'Amato

           /s/ Adam W. Kirsh                Director
___________________________________________
               Adam W. Kirsh

            /s/ Sol Levine                  Director
___________________________________________
                Sol Levine

           /s/ John W. Maki                 Director
___________________________________________
               John W. Maki

         /s/ John J. O'Malley               Director
___________________________________________
             John J. O'Malley

        /s/ Stephen G. Pagliuca             Director
___________________________________________
            Stephen G. Pagliuca