Form 10-Q
period 2000-04-01
WESLEY JESSEN VISIONCARE INC
filed 2000-05-15
CIK 1027584

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------

                                   FORM 10-Q

(Mark One)

  [X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 1, 2000

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

   The number of shares of Common Stock ($0.01 par value) of the Registrant outstanding as of May 5, 2000 was 17,657,095.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         WESLEY JESSEN VISIONCARE, INC.

                                     INDEX

                                                                       Page No.
                                                                       --------
PART I--FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

  Condensed Consolidated Balance Sheets at April 1, 2000 and December
   31, 1999...........................................................    1

  Condensed Consolidated Statements of Operations for the three months
   ended April 1, 2000 and April 3, 1999..............................    2

  Condensed Consolidated Statements of Cash Flows for the three months
   ended April 1, 2000 and April 3, 1999..............................    3

  Notes to the Condensed Consolidated Financial Statements............   4-7

Item 2. Management's Discussion and Analysis of Financial Condition
 and Results of Operations............................................   8-11

Item 3. Quantitative and Qualitative Disclosures About Market Risk....    11

PART II--OTHER INFORMATION

Item 1. Legal Proceedings.............................................    12

Item 6. Exhibits and Reports on Form 8-K..............................    12

Signatures............................................................    13

                         PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

                        WESLEY JESSEN VISIONCARE, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      (in thousands except share amounts)

                                                        April 1,   December 31,
                        ASSETS                            2000         1999
                        ------                         ----------- ------------
                                                       (Unaudited)
Current Assets:
  Cash and cash equivalents...........................  $ 11,260     $  8,945
  Accounts receivable--trade, net.....................    50,537       48,372
  Other receivables...................................     5,952        5,935
  Inventories.........................................    53,634       57,507
  Deferred income taxes...............................    18,189       18,324
  Prepaid expenses....................................     9,166        7,063
                                                        --------     --------
    Total current assets..............................   148,738      146,146
                                                        --------     --------
Properties:
  Property, plant and equipment, at cost..............    75,997       69,940
  Accumulated depreciation............................    10,784        8,762
                                                        --------     --------
  Net property, plant and equipment...................    65,213       61,178
                                                        --------     --------
Other Assets:
  Investment in affiliate.............................     2,786        2,034
  Goodwill, net.......................................     2,609        2,720
  Other assets........................................    12,704       10,936
                                                        --------     --------
    Total assets......................................  $232,050     $223,014
                                                        ========     ========
         LIABILITIES AND STOCKHOLDERS' EQUITY
         ------------------------------------
Current Liabilities:
  Trade accounts payable..............................  $ 13,409     $ 17,281
  Accrued compensation and benefits...................    17,757       27,776
  Accrued advertising.................................     4,176        3,778
  Other accrued liabilities...........................     9,202        8,964
  Transition reserve..................................     3,849        4,404
  Income taxes payable................................     1,793        1,152
  Short term debt.....................................     3,794        2,441
                                                        --------     --------
    Total current liabilities.........................    53,980       65,796
                                                        --------     --------
Negative goodwill, net................................    11,219       11,492
Long term debt........................................    57,000       48,000
Other liabilities.....................................     9,436        6,858
                                                        --------     --------
    Total liabilities.................................   131,635      132,146
                                                        --------     --------
Stockholders' Equity:
  Common stock, $.01 par value, 50,000,000 shares
   authorized, 18,175,585 issued at April 1, 2000 and
   December 31, 1999..................................       182          182
  Additional paid in capital..........................    59,948       59,851
  Accumulated earnings................................    53,836       45,449
  Treasury stock, at cost, 533,398 and 613,812 shares
   at April 1, 2000 and December 31, 1999,
   respectively.......................................   (11,358)     (13,077)
  Accumulated other comprehensive loss................    (2,193)      (1,537)
                                                        --------     --------
    Total stockholders' equity........................   100,415       90,868
                                                        --------     --------
    Total liabilities and stockholders' equity........  $232,050     $223,014
                                                        ========     ========

   The accompanying notes are an integral part of these financial statements.

                         WESLEY JESSEN VISIONCARE, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)

                                                           Three Months Ended
                                                         ----------------------
                                                          April 1,    April 3,
                                                            2000        1999
                                                         ----------- ----------
                                                         (Unaudited) (Unaudited)
Net sales...............................................   $81,892    $76,311
                                                           -------    -------
Operating costs and expenses:
  Cost of goods sold....................................    26,692     25,118
  Marketing and administrative..........................    38,811     38,403
  Research and development..............................     2,795      2,873
  Amortization of goodwill, net.........................      (225)      (229)
                                                           -------    -------
Income from operations..................................    13,819     10,146
Other (income) expense:
  Interest income.......................................      (190)      (188)
  Interest expense......................................     1,053      1,211
  Equity in net loss of affiliate.......................       248        --
                                                           -------    -------
Income before income taxes..............................    12,708      9,123
Income tax expense......................................    (4,321)    (2,919)
                                                           -------    -------
Net income..............................................   $ 8,387    $ 6,204
                                                           =======    =======
Net income per common share:
  Basic.................................................   $  0.48    $  0.36
  Diluted...............................................   $  0.44    $  0.34
Weighted average common shares outstanding:
  Basic.................................................    17,600     17,039
  Diluted...............................................    18,863     18,455


   The accompanying notes are an integral part of these financial statements.

                         WESLEY JESSEN VISIONCARE, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                      Three Months Ended
                                                -------------------------------
                                                April 1, 2000 April 3, 1999
                                                ------------- -------------
                                                 (Unaudited)   (Unaudited)
Operating activities:
  Net income...................................    $ 8,387      $  6,204
  Adjustments to reconcile net income to net
   cash         (used in) provided by operating
   activities:
    Depreciation expense.......................      2,237         1,135
    Amortization of capitalized financing fees.        156           156
    Amortization of goodwill, net..............       (225)         (229)
    Equity in net loss of affiliate ...........        247           --
    Deferred income tax........................         73           (11)
    Other......................................        --              8
  Changes in balance sheet items:
    Accounts receivable--trade, net............     (2,905)        3,086
    Other receivables..........................        (42)         (130)
    Inventories................................      3,233           919
    Other assets...............................     (4,076)          446
    Trade accounts payable.....................     (3,695)          529
    Accrued liabilities........................     (9,856)      (12,354)
    Other liabilities..........................      2,608         1,188
    Income taxes payable.......................      1,069         1,747
                                                   -------      --------
      Cash (used in) provided by operating
       activities..............................     (2,789)        2,694
                                                   -------      --------
Investing activities:
  Investment in affiliate......................     (1,000)          --
  Capital expenditures.........................     (6,827)       (7,783)
  Proceeds from the sale of assets.............         45             9
                                                   -------      --------
      Cash used in investing activities........     (7,782)       (7,774)
                                                   -------      --------
Financing activities:
  Issuance of stock............................      1,518           685
  Proceeds from issuance of debt...............     10,402         8,000
  Payments of debt.............................        --         (5,000)
                                                   -------      --------
      Cash provided by financing activities....     11,920         3,685
                                                   -------      --------
  Effect of exchange rates on cash and cash
   equivalents.................................        966            93
  Net increase (decrease) in cash and cash
   equivalents.................................      2,315        (1,302)
Cash and cash equivalents:
  Beginning of period..........................      8,945         8,859
                                                   -------      --------
  End of period................................    $11,260      $  7,557
                                                   =======      ========
Supplemental disclosure of cash flow
 information
  Cash paid during the period for interest.....    $   842      $  1,079
                                                   =======      ========
  Cash paid during the period for taxes, net...    $ 3,038      $    371
                                                   =======      ========

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

   The unaudited financial information presented reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the consolidated financial statements for an interim period. All such adjustments are of a normal, recurring nature. Results of operations for an interim period are not necessarily indicative of results for the full year. These interim financial statements should be read in conjunction with the financial statements and related notes contained in the Annual Report on Form 10-K for the year ended December 31, 1999.

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

2. Pending Merger Agreement

   On March 19, 2000, the Company signed a definitive merger agreement with Ocular Sciences, Inc. ("OSI"). OSI manufactures and distributes disposable soft contact lenses. Under the merger agreement the Company plans to issue approximately 16.9 million shares of its common stock to OSI stockholders who will receive .721 shares of Wesley Jessen stock for each share of OSI stock held. The merger is subject to approval by the shareholders of both Wesley Jessen and OSI, and is expected to be accounted for as a pooling-of-interests.

                        WESLEY JESSEN VISIONCARE, INC.

                                  (unaudited)

3. Net Income Per Common Share

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

                                                             Three Months Ended
                                                             -------------------
                                                                      April
                                                              April    3,
                                                             1, 2000  1999
                                                             ------- -------
      Basic Net Income Per Share:
        Net income.........................................  $ 8,387 $ 6,204
        Weighted average common shares outstanding.........   17,600  17,039
        Basic net income per share.........................  $  0.48 $  0.36
      Diluted Net Income Per Share:
        Net income.........................................  $ 8,387 $ 6,204
        Weighted average common shares outstanding.........   17,600  17,039
        Net additional shares issuable in connection with
         stock options.....................................    1,263   1,416
        Diluted weighted average common shares outstanding.   18,863  18,455
        Diluted net income per share.......................  $  0.44 $  0.34

4. Transition Reserve

   In connection with the Barnes-Hind Acquisition, management approved a plan to integrate the acquired operations, for which an accrual of $20.4 million ("transition reserve") was established in purchase accounting. The transition reserve included costs related to the closure of the Barnes-Hind corporate offices in Sunnyvale, California which was completed in the third quarter of 1997 and resulted in the termination of 123 employees. The Company is currently closing its manufacturing operations in San Diego, California and continues to shift conventional lens production to its plant in Cidra, Puerto Rico. The plant closing will result in the termination of 471 employees (of whom 355 had been terminated as of April 1, 2000). Payments related to the transition reserve were $487 for employee related costs and $68 for lease termination costs for the three months ended April 1, 2000.

5. Other Balance Sheet Accounts

   Accounts receivable--trade, net consist of the following (in thousands):

                                                            April   December 31,
                                                           1, 2000      1999
                                                           -------  ------------
      Trade receivables................................... $61,007    $58,452
      Less allowances:
        Doubtful accounts.................................  (5,185)    (4,258)
        Sales returns and adjustments.....................  (5,285)    (5,822)
                                                           -------    -------
                                                           $50,537    $48,372
                                                           =======    =======

                        WESLEY JESSEN VISIONCARE, INC.

                                  (unaudited)

   Inventories consist of the following (in thousands):

                                                          April 1,  December 31,
                                                            2000        1999
                                                          --------  ------------
      Raw materials...................................... $  8,550    $  6,744
      Work-in-process....................................    7,312       7,896
      Finished goods.....................................   50,574      58,569
      Less reserves......................................  (12,802)    (15,702)
                                                          --------    --------
                                                          $ 53,634    $ 57,507
                                                          ========    ========

6. Long-Term Debt

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

   Amounts borrowed under the credit agreement bear interest at either the Base Rate (higher of (i) 0.5% in excess of the Federal Reserve reported adjusted certificate of deposit rate and (ii) the lender's prime lending rate plus a margin up to 0.5% based on leverage ratios calculated as of certain dates) or the Eurodollar Rate as determined by the lenders plus a margin of 0.375% to 1.500% based on the type of loan and leverage ratios calculated as of certain dates as defined in the credit agreement. Additionally, the Company is required to pay a commitment fee on the unutilized revolving loan commitment, as defined in the credit agreement, ranging from 0.175% to 0.400% based on leverage ratios calculated as of certain dates. The unutilized portion of the credit facility as of April 1, 2000 was $113.0 million. The credit facility is guaranteed by each of the Company's domestic subsidiaries and collateralized by essentially all assets of the domestic subsidiaries.

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

7. Comprehensive Income

   The components of comprehensive income for the three months ended April 1, 2000 and April 3, 1999 are as follows (in thousands):

                                                                 Three Months
                                                                    Ended
                                                                ---------------
                                                                April    April
                                                                  1,      3,
                                                                 2000    1999
                                                                ------  -------
      Net income............................................... $8,387  $ 6,204
      Foreign currency translation adjustments.................   (656)  (2,060)
                                                                ------  -------
      Comprehensive income..................................... $7,731  $ 4,144
                                                                ======  =======

                        WESLEY JESSEN VISIONCARE, INC.

                                  (unaudited)

8. Treasury Stock Purchase Plan

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

9. Affiliates

   In June, 1999, the Company purchased a 16.4% minority interest in Inoveon Corporation for $2.4 million represented by shares of convertible Series A preferred stock. In January 2000, the Company made an additional investment of $1.0 million, which increased its ownership to 23.2%. Inoveon, an Internet disease management company, has granted the Company exclusive U.S. rights to market a proprietary national system to help optometrists manage diabetic retinopathy, a leading cause of preventable blindness. After an initial implementation period, during which Inoveon will deploy the system to integrated health care providers, the Company will begin marketing it to the optometric community. The investment is being accounted for under the equity method of accounting. The excess of the Company's investment over the equity in the net assets of Inoveon represents purchased technology which is being amortized over 5 years.

10. Business segment and geographical information

   The Company operates in one product segment--the development, manufacture and marketing of contact lenses. The aggregation criteria for sales are based on point of production and shipment.

   Financial information by geographic area is as follows (in thousands):

                                                                 Three Months
                                                                     Ended
                                                                ---------------
                                                                 April   April
                                                                  1,      3,
                                                                 2000    1999
                                                                ------- -------
      Net sales:
        United States (including Puerto Rico).................. $52,924 $50,198
        United Kingdom.........................................   6,956   8,661
        Rest of the world......................................  22,012  17,452
                                                                ------- -------
                                                                $81,892 $76,311
                                                                ======= =======

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

Recent Events

   On March 19, 2000, the Company signed a definitive merger agreement with Ocular Sciences, Inc. ("OSI"). OSI manufactures and distributes disposable soft contact lenses. Under the merger agreement the Company plans to issue approximately 16.9 million shares of its common stock to OSI stockholders who will receive .721 shares of Wesley Jessen stock for each share of OSI stock held. The merger is subject to approval by the shareholders of both Wesley Jessen and OSI, and is expected to be accounted for as a pooling-of-interests.

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

Results of Operations

 Three Months Ended April 1, 2000 (Unaudited) Compared to Three Months Ended April 3, 1999 (Unaudited)

   Net sales for the three months ended April 1, 2000 increased $5.6 million, or 7.3%, to $81.9 million from $76.3 million for the three months ended April 3, 1999. This increase resulted primarily from a 21.4% growth in the sales of disposable and planned replacement contact lenses primarily FreshLook ColorBlends(R) and FreshLook(R) Toric, from $39.1 million to $47.5 million, offset by a 7.5% decline in the sales of conventional lens products, from $37.2 million to $34.4 million. Sales of disposable and planned replacement lenses grew 16.2% in the U.S. and 29.2% internationally. Sales of conventional lenses fell 13.4% domestically but increased 3.2% in the rest of the world. For the three month period, total U.S. sales rose 1.2%, while total international sales grew by 17.3%.

   Gross profit for the three months ended April 1, 2000 increased $4.0 million, or 7.8%, to $55.2 million from $51.2 million in the comparable 1999 period primarily as a result of higher sales. Gross profit margin increased 0.3% to 67.4% in 2000.

   Marketing and administrative expenses for the three months ended April 1, 2000 increased by $0.4 million, or 1.1%, to $38.8 million from $38.4 million for the three months ended April 1, 2000. This increase was largely due to increased performance related compensation costs and an increase in required bad debt reserve partially offset by lower consumer advertising expenses in the U.S. As a percentage of net sales, marketing and administrative expenses decreased to 47.4% in the 2000 period from 50.3% in the 1999 period.

   Research and development expenses decreased $0.1 million, or 2.7%, to $2.8 million for the three months ended April 1, 2000 from $2.9 million for the three months ended April 3, 1999. The decrease was primarily a result of higher spending on bifocal lenses for the 1999 period. As a percent of net sales, research and development expenses decreased to 3.4% in the 2000 period from 3.8% in the 1999 period.

   Equity in net loss of affiliate represents the Company's percentage ownership of the operations of Inoveon Corporation, in which the Company holds a minority interest investment. There was no comparable expense in the prior period.

   Interest expense decreased 13.4% to $1.1 million for the three months ended April 1, 2000 from $1.2 million for the three months ended April 3, 1999 due to lower debt balances partially offset by higher interest rates.

   Net income for the three months ended April 1, 2000 increased by $2.2 million, or 35.2%, to $8.4 million from $6.2 million for the three months ended April 3, 1999 as the higher gross profit was only partially offset by higher spending in marketing and administrative expenses and an increase in the effective tax rate from the comparable period in 1999. The increase in the effective tax rate to 34% in 2000 from 32% in 1999 was primarily due to a shift in the mix of earnings among the Company's various operations.

Liquidity and Capital Resources

   The Company finances its operations primarily through funds provided from operations and through borrowings under its revolving credit facility. For the three months ended April 1, 2000, the Company used approximately $2.8 million in cash from operating activities, as increased profitability, along with lower inventory levels were more than offset by payments made for prior year's performance related compensation, as well as higher accounts receivable and prepaid advertising expenses. Since December 31, 1999 the Company has incurred additional long term borrowings of $9.0 million.

   For the three months ended April 1, 2000 and April 3, 1999, the Company made capital expenditures of approximately $6.8 million and $7.8 million, respectively. The majority of these capital expenditures were for information technology enhancements, and production capacity expansion. The Company anticipates that additional capital expenditures of approximately $28.0 million will be made throughout 2000 related to the upgrade in management information systems and to continue capacity expansion. The Company expects to fund these capital expenditures primarily by cash generated from operating activities and borrowings under its revolving credit facility.

   In 2000 the Company expects to incur $4.4 million of costs to complete its integration of the Barnes Hind operations. For the three months ended April 1, 2000, the Company has paid $0.6 of these costs.

   The Company maintains a $170 million revolving credit facility which imposes certain restrictions on the Company, including restrictions on its ability to incur indebtedness, declare dividends or other distributions, make investments and capital expenditures, grant liens, sell its assets and engage in certain other activities. The indebtedness of the Company under the credit agreement is collateralized by substantially all of the assets of the Company, including the Company's real and personal property, inventory, accounts receivable, intellectual property and other tangible assets. As of April 1, 2000, the Company had approximately $113.0 million in borrowing availability under this facility.

   Management believes that, based on current levels of operations and anticipated internal growth, cash flow from operations, together with other available sources of funds including borrowings under the credit agreement and cash on hand at April 1, 2000 of $11.3 million, will be adequate over the next twelve months to make required payments of principal and interest on the Company's indebtedness, to fund anticipated capital expenditures and working capital requirements, including the aforementioned restructuring and integration costs, and to enable the Company and its subsidiaries to comply with debt obligations. However, actual capital requirements may change, particularly as a result of any acquisitions which the Company may pursue. The ability of the Company to meet its debt service obligations and reduce its total debt will be dependent upon the future performance of the Company and its subsidiaries which, in turn, will be subject to general economic conditions and to financial, business and other factors, including factors beyond the Company's control. A significant portion of the consolidated debt of the Company bears interest at floating rates; therefore, the Company's financial condition is and will continue to be affected by changes in prevailing interest rates. In December, 1999, the Company purchased an interest rate cap on $35.0 million notional principal amount at a fixed rate of 8.5%, which expires on December 31, 2001. The cap is intended to provide partial protection from exposure relating to the Company's variable rate debt instruments.

   Approximately 41.3% of the Company's net sales for the three months ended April 1, 2000 were to international customers and the Company expects that sales to international customers will continue to represent a material portion of its net sales. Historically, fluctuations in foreign currency exchange rates have had only a minor impact on the Company's results of operations and the Company does not expect such fluctuations to be material in the foreseeable future.

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

   On December 3, 1999, the staff of the Securities and Exchange Commission
(SEC) issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements." SAB 101 summarizes the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. Based on these guidelines, revenue should not be recognized until it is realized or realizable and earned. All registrants are expected to apply the accounting and disclosure requirements that are described in SAB 101. Any change related to applying SAB 101 must be reported as a cumulative effect of a change in accounting principle no later than the first fiscal quarter of the fiscal year beginning after December 15, 1999; any adjustments after the latest period would require financial statement restatements. This statement is not expected to have a material impact on the Company's financial statements.

   In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44 ("FIN No. 44"), "Accounting for Certain Transactions involving Stock Compensation". This Interpretation clarifies the application of APB Opinion No. 25, "Accounting for Stock Issued to Employees". This Interpretation is effective for July 1, 2000, but certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. To the extent that this Interpretation covers events occurring during the period after December 15, 1998, or January 12, 2000, but before the effective date of July 1, 2000, the effects of applying this Interpretation are recognized on a prospective basis from July 1, 2000.

Forward-Looking Statements

   The Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"). Such forward-looking statements are based on the beliefs of the Company's management as well as on assumptions made by and information currently available to the Company at the time such statements were made. When used in this MD&A, the words "anticipate," "believe," "estimate," "expect," "intends," and similar expressions, as they relate to the Company are intended to identify forward-looking statements, which include statements relating to, among other things, (i) the ability of the Company to continue to compete successfully in the contact lens market; (ii) the anticipated benefits from new product introductions; (iii) the completion of the integration of Barnes-Hind with the Company; (iv) the strategic benefits of the Barnes-Hind Acquisition; (v) the continued effectiveness of the Company's sales and marketing strategy and (vi) the ability of the Company to continue to successfully develop and launch new products. Actual results could differ materially from those projected in the forward-looking statements as a result of the matters discussed herein and certain economic and business factors, some of which may be beyond the control of the Company.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

   There have been no material changes in the Company's market risk exposure since December 31, 1999.

                          PART II. OTHER INFORMATION

Item 1. Legal Proceedings

   On April 3, 2000, Bausch & Lomb commenced litigation against Wesley Jessen, the Wesley Jessen Board and Ocular Sciences, Inc. ("OSI") in the Court of Chancery of the State of Delaware, where both Wesley Jessen and OSI are incorporated. Bausch & Lomb's complaint states that the Ocular Merger Agreement was entered into in breach of the Wesley Jessen Board's fiduciary duties to act on a fully informed basis and to advance the best interests of Wesley Jessen shareholders. The complaint seeks injunctive relief against the Ocular Merger Agreement, seeks to require the Wesley Jessen Board to redeem the preferred share purchase rights to permit shareholders to accept the Bausch & Lomb Offer and requests a declaration that any break-up fee OSI receives will be held by it as a constructive trustee. The foregoing summary is qualified in its entirety by reference to the complaint, which is filed as Exhibit (a)(9) to Amendment No. 1 to the SC TO/A filed by Bausch & Lomb on April 4, 2000.

   On March 23, and March 24, 2000, respectively, Ari Parnes and Royla Cochran commenced separate lawsuits, on behalf of themselves and all other holders of Wesley Jessen Common Stock other than the defendants and their affiliates, against Wesley Jessen and the Wesley Jessen Board in the Court of Chancery of the State of Delaware, where Wesley Jessen is incorporated. On April 6, 2000, Mr. Parnes and Ms. Cochran filed an amended complaint which joined their separate actions. The amended complaint alleges that the Wesley Jessen Board breached their fiduciary duties of care, loyalty and good faith toward Wesley Jessen shareholders by approving the merger of OSI with Wesley Jessen. The amended complaint seeks certification as a class action, injunctive relief against the Ocular Merger Agreement and a direction that the Wesely Jessen Board (i) give due consideration to any proposed business combination and (ii) ensure that no conflicts exist between the interests of the Wesley Jessen directors and those of the Wesley Jessen public shareholders or resolve any conflicts in favor of the best interests of Wesley Jessen's public shareholders.

Item 6. Exhibits and Reports on Form 8-K.

   (a) Exhibits.

     The following exhibits are filed herewith and made a part hereof:

     Exhibit
       No.   Description of Exhibit
     ------- ----------------------
      27.1   Financial Data Schedule

   (b) Reports on Form 8-K.

     March 22, 2000-Item 5. Other Events-Press release announcing a definitive merger agreement between Wesley Jessen VisionCare, Inc. and Ocular Sciences, Inc.

     March 31, 2000-Item 5. Other Events-Agreement and Plan of Merger dated March 19, 2000, among Wesley Jessen VisionCare, Inc. and Ocular Sciences, Inc.

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