Form 10-K/A
period 1999-12-31
WESLEY JESSEN VISIONCARE INC
filed 2000-06-06
CIK 1027584

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------

                                  FORM 10-K/A

    AMENDMENT NO. 2 TO ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                        Commission file number: 0-22033

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

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   The aggregate market value of voting and non-voting stock held by non-affiliates of the Registrant as of March 15, 2000 at a closing sale price of $24.75 as reported by the Nasdaq National Market was approximately $415,690,135. Shares of Common Stock held by each executive officer and director and by each person who owns or may be deemed to own 10% or more of the outstanding Common Stock have been excluded since such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes

   As of May 1, 2000, the Registrant had 17,657,095 shares of Common Stock outstanding.

                      Documents Incorporated by Reference

                                     None.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         WESLEY JESSEN VISIONCARE, INC.

                          INDEX TO AMENDMENT NO. 2 TO
                           ANNUAL REPORT ON FORM 10-K

                                                                          Page
                                                                          No.
                                                                          ----

                                    PART III

 Item 10. Directors and Executive Officers of the Registrant............    3

 Item 11. Executive Compensation........................................    6

                     Security Ownership of Certain Beneficial Owners and
 Item 12. Management....................................................   15


                                   PART III

   Items 10, 11, and 12 to the Annual Report on Form 10-K of Wesley Jessen VisionCare, Inc. (the "Company") for the fiscal year ended December 31, 1999 (the "Form 10-K"), as filed with the Securities and Exchange Commission (the "Commission") on March 30, 2000, and as amended by Amendment No. 1 to Form 10-K, as filed with the Commission on April 23, 2000, hereby are amended by deleting each item in its entirety and replacing each as follows:

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
 (1)....................      Director
John J. O'Malley (3)....   52 Director
Edward J. Kelley (3)....   52 Vice President, Finance, Chief Financial Officer and Director
Adam W. Kirsch (3)......   38 Director
Sol Levine (1)..........   71 Director
John W. Maki (2)........   39 Director
Michael A. D'Amato (2)..   46 Director

--------
(1) Member of the Compensation Committee.
(2) Member of the Audit Committee.
(3) Member of the Nominating Committee.

   There are no family relationships between or among any Directors or executive officers of the Company.

Class III Directors (term expiring at the 2000 annual meeting)

   Kevin J. Ryan has served as President, Chief Executive Officer and a Director of the Company since June 1995 and has served as Chairman of the Board since February 1999. From 1991 to 1995, Mr. Ryan was President of Large Scale Biology Corporation (formerly known as BioSource Technologies Inc.), a company engaged in discovery, development and production of new biopharmaceuticals and gene-based agricultural products. From 1987 to 1990, Mr. Ryan served as President of Barnes-Hind's contact lens business; from 1983 to 1987, as President of Revlon VisionCare (a division of Revlon, Inc.); and from 1978 to 1983, as President of Barnes-Hind (then a part of Revlon VisionCare).

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

   John J. O'Malley has been a Director of the Company since November 1996.
Mr. O'Malley is currently a Managing Director of Audax Management Company, LLC ("Audax"), which manages a series of money management investment businesses. From April 1999 to October 1999, Mr. O'Malley was a Managing Director of Technology Directors Inc., a private equity investment firm. Mr. O'Malley was an Executive Vice President of Bain Capital from 1993 to February 1999. From 1991 to 1993, Mr. O'Malley was President and Chief Executive Officer of Robertson Ceco, an international construction products and engineering company. From 1986 to 1991, he was Executive Vice President of HMK Group Inc., a diversified manufacturing and services company. Mr. O'Malley is also a director of GS Industries, Inc., Large Scale Biology Corporation and several other private companies.

Class I Directors (term expiring at the 2001 annual meeting)

   John W. Maki has been a Director of the Company since November 1996. Mr. Maki is currently a Managing Director of Audax. From July 1997 through October 1999, Mr. Maki was a Managing Director of Technology Directors Inc. Mr. Maki was a Principal at Bain Capital from 1995 to July 1997 and was an associate at Bain Capital from 1993 to 1995 and at Bain Venture Capital from 1988 to 1993. Prior to joining Bain Venture Capital, Mr. Maki was a consultant at Bain & Company, an international management consulting firm, where he specialized in healthcare and consumer product companies. He also serves on the board of Large Scale Biology Corporation and several other private companies.

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

   Sol Levine has been a Director of the Company since September 1997. Mr. Levine is currently a private investor. Mr. Levine served as President of Revlon, Inc. prior to his retirement in December 1991. Mr. Levine also serves on the board of Large Scale Biology Corporation as well as private companies.

Section 16(a) Beneficial Ownership Reporting Compliance

   Section 16(a) of the Exchange Act requires the Company's officers, Directors and persons who beneficially own more than ten percent of the Company's Common Stock to file reports of securities ownership and changes in such ownership with the Commission. Officers, Directors and greater than ten percent beneficial owners also are required by rules promulgated by the Commission to furnish the Company with copies of all Section 16(a) forms they file.

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

                                                                  Long Term
                                                                 Compensation
                                   Annual Compensation              Awards
                          -------------------------------------- ------------
                                                                  Securities
   Name and Principal                             Other Annual    Underlying     All Other
        Position          Year  Salary  Bonus(a) Compensation(b)   Options    Compensation(c)
   ------------------     ---- -------- -------- --------------- ------------ ---------------
Kevin J. Ryan...........  1999 $250,008 $568,625      $--           25,000        $3,602
 Chairman, President and  1998  250,008  584,625       --           25,000         4,466
 Chief Executive Officer  1997  250,008  477,125       --           32,000         2,275

Edward J. Kelley........  1999 $175,000 $398,038      $--           15,000        $1,568
 Chief Financial Officer  1998  175,000  414,038       --           15,000         2,018
 and Vice President,      1997  175,000  338,713       --           25,000           717
 Finance

Raleigh S. Althisar,      1999 $168,920 $230,525      $--            5,000        $1,506
 Jr.....................  1998  168,920  187,625       --            5,000         1,933
 Vice President,          1997  168,920   25,000       --            5,000         1,748
 Worldwide Manufacturing

Lawrence L. Chapoy......  1999 $146,100 $199,383      $--            5,000        $1,958
 Vice President,          1998  146,100  213,993       --            5,000         2,423
 Research                 1997  146,100  176,888       --            5,000         1,143
 & Development

Thomas F. Steiner.......  1999 $140,000 $191,058      $--            6,000        $1,212
 Vice President,          1998  140,000  205,058       --            6,000         1,557
 Marketing                1997  140,000  169,502       --            5,000           746

--------
(a) Reflects bonuses received by such Named Executives under the Company's Management Bonus Plan as a result of the Company meeting certain performance targets in such fiscal year. Bonuses for 1999 also include payments made under the Company's profit sharing plan in the following amounts: Mr. Ryan--$16,000; Mr. Kelly--$16,000; Mr. Althisar--$16,000; Mr.
    Chapoy--$14,610; and Mr. Steiner--$13,719. In 1998, such payments were as follows: Mr. Ryan--$16,000; Mr. Kelley--$16,000; Mr. Althisar--$16,000; Mr.
    Chapoy--$14,610; and Mr. Steiner--$14,000. In 1997, such payments were as follows: Mr. Ryan--$15,750; Mr. Kelley--$15,750; Mr. Althisar--$0; Mr. Chapoy--$14,610; and Mr. Steiner--$14,000.
(b) None of the perquisites and other benefits paid to each Named Executive in 1999, 1998 or 1997 exceeded the lesser of $50,000 or 10% of the total annual salary and bonus received by such Named Executive during that year.
(c) Reflects premium payments made by the Company on behalf of such Named Executives for life and long-term disability insurance as follows:

                                                                      Long-term
                                                              Life    disability
     Name                                              Year Insurance insurance
     ----                                              ---- --------- ----------
     Kevin J. Ryan.................................... 1999  $3,186      $416
                                                       1998   4,050       416
                                                       1997   1,800       475
     Edward J. Kelley................................. 1999  $1,278      $290
                                                       1998   1,728       290
                                                       1997     435       282
     Raleigh S. Althisar, Jr.......................... 1999  $1,226      $280
                                                       1998   1,653       280
                                                       1997   1,468       280
     Lawrence L. Chapoy............................... 1999  $1,715      $243
                                                       1998   2,180       243
                                                       1997     865       278
     Thomas F. Steiner................................ 1999  $  980      $232
                                                       1998   1,325       232
                                                       1997     518       228

Option Grants in Last Fiscal Year

   The following table sets forth information regarding stock options granted by the Company to the Named Executives during the Company's last fiscal year:

                                                                               Potential Realizable
                         Number of                                               Value at Assumed
                         Securities                                            Annual Rates of Stock
                         Underlying % of Total  Exercise   Market             Price Appreciation for
                          Options     Options    or Base  Price on                Option Term(d)
                          Granted   Granted in    Price   Date of  Expiration -----------------------
                           (#)(a)   Fiscal Year ($/Share) Grant(b)   Date(c)    5% ($)     10% ($)
                         ---------- ----------- --------- -------- ---------- ---------- ------------
Kevin J. Ryan...........   25,000       7.0%     $28.88    $28.88   11/9/09   $  454,000 $  1,150,750
Edward J. Kelley........   15,000       4.2       28.88     28.88   11/9/09      272,400      690,450
Raleigh S. Althisar,
 Jr.....................    5,000       1.4       28.88     28.88   11/9/09       90,800      230,150
Lawrence L. Chapoy......    5,000       1.4       28.88     28.88   11/9/09       90,800      230,150
Thomas F. Steiner.......    6,000       1.7       28.88     28.88   11/9/09      108,960      276,180

--------
(a) Options vest in four equal annual installments beginning on the first anniversary of the date of grant. The grant date of such options was November 9, 1999.
(b) Market price was determined based on the last reported sale price of the Common Stock on the date of grant as reported by the Nasdaq National Market System.
(c) Options will expire the earlier of 30 days after the date of termination or November 9, 2009.
(d) Amounts reflect certain assumed rates of appreciation set forth in the executive compensation disclosure rules of the Commission. Actual gains, if any, on stock option exercises depend on future performance of the Company's stock and overall market conditions. At an annual rate of appreciation of 5% per year for the option term, the price of the Common Stock would be approximately $47.04 per share. At an annual rate of appreciation of 10% per year for the option term, the price of the Common Stock would be approximately $74.91 per share.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option
Values

   The following table sets forth information for the Named Executives concerning stock option exercises during the Company's last fiscal year and options outstanding at the end of the last fiscal year:

                                                        Number of Securities    Value of Unexercised In-
                                                       Underlying Unexercised   the-Money Options at FY-
                                                        Options at FY-End (#)          End ($)(a)
                         Shares Acquired    Value     ------------------------- -------------------------
Name                     on Exercise (#) Realized ($) Unexercisable/Exercisable Unexercisable/Exercisable
----                     --------------- ------------ ------------------------- -------------------------
Kevin J. Ryan...........     130,000      $4,005,866       59,750/961,850        $2,263,330/$36,434,878
Edward J. Kelley........      66,000       1,955,092       38,750/120,020        $1,467,850/$ 4,546,377
Raleigh S. Althisar,
 Jr.....................      25,000         610,919       11,250/104,066        $  426,150/$ 3,942,020
Lawrence J. Chapoy......       8,000         244,794       11,250/ 59,528        $  426,150/$ 2,254,921
Thomas F. Steiner.......      14,000         443,683       13,000/ 92,800        $  492,440/$ 3,515,264

--------
(a) Fair market value of the Common Stock was determined based on the last reported sale price of the Common Stock as reported by the Nasdaq National Market System on December 31, 1999 which was $37.88 per share.

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

   Compensation. Under the new employment agreement, Mr. Ryan is entitled to
(i) receive an initial base salary of $500,000 per annum, subject to an annual review for increases beginning of each calendar year after 2000, (ii) participate in the Company's Professional Incentive Plan and/or any other annual incentive plan established by the Company for either Mr. Ryan alone or for other members of the Company's senior management, (iii) participate in any long-term incentive plan established by the Company either for Mr. Ryan alone or for members of the Company's senior management, (iv) be eligible to receive grants of options to purchase shares of the Company's Common Stock and awards of shares of Common Stock, either or both as determined by the Compensation Committee, under and in accordance with the terms of applicable plans of the Company, (v) prompt reimbursement for all reasonable out-of-pocket expenses incurred by him in performing services under the employment agreement, (vi) customary perquisites for a senior manager, (vii) participate in all of the Company's employee benefit plans and programs made available to the Company's senior executives or to its employees generally, (viii) reimbursement for all medical expenses incurred by him or his spouse that are not otherwise covered by insurance and lifetime healthcare coverage for him and his spouse, (ix) an individual permanent life insurance benefit in an initial amount of $5.0 million and (x) certain supplemental executive retirement ("SERP") benefits.

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

   Edward J. Kelley. On June 28, 1995, the Company and Edward J. Kelley entered into an employment agreement, pursuant to which Mr. Kelley agreed to serve as Chief Financial Officer of the Company for a period that will end with Mr. Kelley's resignation, death or disability, or upon termination by the Company, with or without cause. Under the employment agreement, Mr. Kelley will receive:
(i) an annual base salary equal to at least $175,000; (ii) an annual bonus based on the Company's achievement of certain targeted operating results; and
(iii) certain fringe benefits. If Mr. Kelley's employment is terminated by the Company without cause (as defined therein), he will be entitled to receive his base salary and fringe benefits for 12 months following such termination in addition to his bonus for the year in which his employment was terminated, pro rated based on the number of days elapsed in the year, if he would have otherwise been entitled to receive such bonus had he not been terminated. Mr. Kelley has agreed not to compete with the Company for a period of one year following his termination of employment with the Company and not to disclose any confidential information at any time without the prior written consent of the Company. Any severance amounts payable to Mr. Kelley under his employment agreement following a Change in Control of the Company shall be superceded by amounts payable under the Company's Severance Plan (as defined and described below) so that there is no duplication of benefits.

Change in Control Severance Plan

   The Wesley Jessen VisionCare, Inc. Change of Control Severance Plan (the "Severance Plan") provides for benefits for certain employees of the Company and its affiliates (each, a "Participant") in the event that such Participant is terminated on or within two years following the date of the Change in Control, (i) by the Company or its successor other than for cause, or (ii) by the Participant for good reason (as defined in the Severance Plan). The Severance Plan provides that "good reason" for all Participants entitled to "level 1" benefits and certain Participants entitled to "level 2" benefits (as discussed below) includes the failure of such Participants to be named as executive officers of any publicly traded company which is the ultimate parent of any acquirer. A Participant will not be entitled to benefits if his or her employment is discontinued by reason of the Participant's death or a physical or mental condition resulting in his or her inability to substantially perform his or her duties with the Company. Under the Severance Plan, a "Change in Control" is deemed to have occurred if an event set forth in any one of the following paragraphs occurs:

     (a) any person is or becomes the beneficial owner, directly or indirectly, of securities of the Company representing 20% or more of the combined voting power of the Company's then outstanding securities; or

     (b) the following individuals cease for any reason to constitute a majority of the number of directors then serving: individuals who, on the date hereof, constitute the entire Board plus any new director whose appointment or election by the Board or nomination for election by the Company's stockholders was approved or recommended by a vote of at least two-thirds ( 2/3) of the directors then still in office who either were directors as of the effective date of the Severance Plan or whose appointment, election or nomination for election was previously so approved or recommended; or

     (c) there is consummated a merger or consolidation or similar business combination transaction of the Company or any direct or indirect subsidiary of the Company with any other corporation or other entity, other than (i) a merger or consolidation or similar business combination transaction (A) which would result in the voting securities of the Company outstanding immediately prior to such merger or consolidation continuing to represent at least 55% of the combined voting power of the securities of the Company or such surviving entity or any parent thereof outstanding immediately after such merger or consolidation and (B) as a result of which, no person is or becomes the beneficial owner, directly or indirectly, of 20% or more of the combined voting power of the securities of the Company or such other surviving entity or any parent thereof outstanding immediately after such merger or consolidation, or (ii) a merger or consolidation effected to implement a recapitalization of the Company (or similar transaction) in which no person is or becomes the beneficial owner, directly or indirectly, of securities of the Company representing 20% or more of the combined voting power of the Company's then outstanding securities; or

     (d) the stockholders of the Company approve a plan of complete liquidation or dissolution of the Company or there is consummated an agreement for the sale or disposition by the Company of all or substantially all of the Company's assets, other than a sale or disposition by the Company of all or substantially all of the Company's assets to an entity at least 55% of the combined voting power of the voting securities of which are owned by stockholders of the Company in substantially the same proportions as their ownership of the Company immediately prior to such sale.

   There are generally three levels of severance benefits that are payable under the Severance Plan depending upon the Participant. The three levels of severance benefits are summarized below:

     Level 1--Severance pay equal to (i) the sum of his or her annual base salary and his or her highest annual incentive compensation earned during the 3 calendar years immediately preceding the calendar year in which the Change in Control occurs (ii) multiplied by 3.

     Level 2--Severance pay equal to (i) the sum of his or her annual base salary and his or her highest annual incentive compensation earned during the 3 calendar years immediately preceding the calendar year in which the Change in Control occurs (ii) multiplied by 2.

     Level 3--Severance pay equal to (i) the sum of his or her annual base salary and his or her highest annual incentive compensation earned during the 3 calendar years immediately preceding the calendar year in which the Change in Control occurs (ii) multiplied by 1.

   Each of the Named Executives, other than Mr. Ryan, is a participant in the Severance Plan and is entitled to level 1 or level 2 benefits. The benefits payable to Mr. Kelley under the Severance Plan are in lieu of, rather than in addition to, the severance benefits payable under Mr. Kelley's employment agreement.

Management Bonus Plan

   In November 1998, the Board adopted the Wesley Jessen Corporation Professional Incentive Plan for calendar year 1999 (the "Bonus Plan"). Under the Bonus Plan, participants are eligible to earn an annual bonus upon the achievement by the Company of a specified level of earnings per share. The annual bonus is equal to a specified percentage of a participant's annual salary, subject to an increase based on achievement beyond targeted levels. Bonuses under the Bonus Plan are not subject to any cap. Approximately 135 employees participated in the Bonus Plan for 1999, including each of the Named Executives. The Bonus Plan was renewed for 2000 and was amended in April 2000 to provide for a portion of the amount payable to be paid quarterly.

Stock Incentive Plan

   In connection with the Company's initial public offering in February 1997 (the "IPO"), the Board and stockholders of the Company approved the Wesley Jessen VisionCare, Inc. Stock Incentive Plan (the "Incentive Plan"). The Incentive Plan was amended in 1999 to increase the number of shares of Common Stock reserved for issuance under the Incentive Plan by 1,000,000 shares. The Incentive Plan is currently administered by the Compensation Committee, with all awards made thereunder being approved by the full Board. Certain employees, advisors and consultants of the Company are eligible to participate in the Incentive Plan (a "Plan Participant"). The Board or the Compensation Committee, as the case may be, is authorized under the Incentive Plan to select the Plan Participants and determine the terms and conditions of the awards under the Incentive Plan. The Incentive Plan provides for the issuance of the following types of incentive awards: stock options, stock appreciation rights, restricted stock, performance grants and other types of awards that the Compensation Committee deems consistent with the purposes of the Incentive Plan. An aggregate of 1,800,000 shares of Common Stock of the Company have been reserved for issuance under the Incentive Plan, subject to certain adjustments reflecting changes in the Company's capitalization. The Incentive Plan provides that Plan Participants will be limited to receiving awards relating to no more than 50,000 shares of Common Stock per year. As of May 23, 2000, options to purchase an aggregate of 900,150 shares of Common Stock have been granted under the Incentive Plan.

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

   All outstanding awards under the Incentive Plan will terminate immediately prior to consummation of a liquidation or dissolution of the Company, unless otherwise provided by the Board. Pursuant to individual award agreements under the Incentive Plan, in the event of the sale of all or substantially all of the assets of the Company or the merger of the Company with another corporation, all restrictions on any outstanding awards will terminate and Plan Participants will be entitled to the full benefit of their awards immediately prior to the closing date of such sale or merger, unless otherwise provided by the Board.

   The Board generally has the power and authority to amend the Incentive Plan at any time without approval of the Company's stockholders, subject to applicable federal securities and tax laws limitations (including regulations of the Nasdaq National Market System).

Employee Stock Discount Purchase Plan

   The Wesley Jessen VisionCare, Inc. Employee Stock Discount Purchase Plan, including a substantially identical plan for international employees (the "Employee Stock Purchase Plan") was established to give employees desiring to do so a convenient means of purchasing shares of Common Stock through payroll deductions. The Employee Stock Purchase Plan provides an incentive to participate by permitting purchases at a discounted price. The Company believes that ownership of stock by employees will foster greater employee interest in the success, growth and development of the Company. From March 1, 1999, until May 23, 2000, an aggregate of 184,818 shares of Common Stock were issued under the Employee Stock Purchase Plan.

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

   Each participating employee's contributions are used to purchase shares for the employee's share account within 15 days after the last day of each calendar month. The cost per share is 85% of the lower of the closing price of the Company's Common Stock on the Nasdaq National Market System on the first or the last day of the calendar month. The number of shares purchased on each employee's behalf and deposited in his/her share account is based on the amount accumulated in such participant's cash account and the purchase price for shares with respect to any month. Shares purchased under the Employee Stock Purchase Plan carry full rights to receive dividends declared from time to time. Under the Employee Stock Purchase Plan, any dividends attributable to shares in the employee's share account are automatically used to purchase additional shares for such employee's share account. Share distributions and share splits are credited to the participating employee's share account as of the record date and effective date, respectively. A participating employee has full ownership of all shares in such employee's share account and may withdraw them for sale or otherwise at any time. Subject to applicable federal securities and tax laws, the Board has the right to amend or to terminate the Employee Stock Purchase Plan. Amendments to the Employee Stock Purchase Plan will not affect a participating employee's right to the benefit of the contributions made by such employee prior to the date of any such amendment. In the event the Employee Stock Purchase Plan is terminated, the Committee is required to distribute all shares held in each participating employee's share account plus an amount of cash equal to the balance in each participating employee's cash account.

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

   The aggregate estimated annual benefits payable from the Retirement Plan to Messrs. Ryan, Kelley, Althisar, Chapoy and Steiner upon normal retirement age are $23,055, $54,529, $52,741, $14,355 and $37,822, respectively. Messrs. Ryan,
Kelley, Althisar, Chapoy and Steiner currently have approximately 16 (including 12 years of service with acquired entities), 21 (including 17 years of service with acquired entities), 17 (including 14 years of service with acquired entities), 6 and 16 years of credited service, respectively, under the Retirement Plan.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

   Except as otherwise noted, the following table sets forth certain information as of May 15, 2000 as to the security ownership of equity securities of the Company by (a) each of the executive officers named in the Summary Compensation Table, (b) each of the Directors of the Company, (c) all Directors and executive officers as a group and (d) each person or entity known to the Company to be the beneficial owner of five percent or more of the voting securities of the Company. All information with respect to beneficial ownership has been furnished by the respective Director, executive officer or five percent beneficial owner, as the case may be. Unless otherwise indicated, each person or entity named below has sole voting and investment power with respect to the number of shares set forth opposite his or its name. Beneficial ownership of the Common Stock listed in the table has been determined in accordance with the applicable rules and regulations promulgated under the Exchange Act.

                                                                Shares of
                                                               Common Stock
                                                            ------------------
                                                             Number   Percent
                           Name                             of Shares of Class
                           ----                             --------- --------
Directors and Executive Officers:
Kevin J. Ryan(1)(2)........................................ 1,016,908    5.5%

Edward J. Kelley(3)........................................   171,213      *

Lawrence L. Chapoy(4)......................................    75,718      *

Raleigh S. Althisar, Jr.(5)................................   105,821      *

Thomas F. Steiner(6).......................................   101,249      *

Michael A. D'Amato(7)......................................    10,667      *

Adam W. Kirsch(7)(8).......................................   106,642      *

Sol Levine(7)..............................................    25,677      *

John W. Maki(7)(8).........................................   106,642      *

John J. O'Malley(7)(8).....................................   106,642      *

Stephen G. Pagliuca(7)(8)..................................   699,426    4.0%

All Directors and executive officers as a group (16         2,618,182   13.4%
 persons)(9)...............................................

5% Stockholders:
Putnam Investments, Inc.(10)............................... 1,526,178    8.7%
 One Post Office Square
 Boston, Massachusetts 02109

T. Rowe Price Associates, Inc.(11)......................... 1,471,600    8.3%
 100 E. Pratt Street
 Baltimore, Maryland 21202

Suzanne Zak(12)............................................ 1,176,190    6.7%
 100 N. Sixth Street, Ste. 476A
 Minneapolis, Minnesota 55403


                                                                  Shares of
                                                                 Common Stock
                                                              ------------------
                                                               Number   Percent
                            Name                              of Shares of Class
                            ----                              --------- --------
American Express Company(13)................................. 1,202,911   6.8%
 200 Vesey Street
 New York, New York 10285

--------
    *Represents less than one percent.
 (1) The address of such person is c/o the Company, 333 East Howard Avenue, Des Plaines, Illinois 60018- 5903.
 (2) Includes 969,850 shares of Common Stock that can be acquired through currently exercisable options or options that will become exercisable prior to May 31, 2000.
 (3) Includes 126,270 shares of Common Stock that can be acquired through currently exercisable options or options that will become exercisable prior to May 31, 2000. Certain of Mr. Kelley's shares are held by an individual retirement account for his sole benefit.
 (4) Includes 60,778 shares of Common Stock that can be acquired through currently exercisable options or options that will become exercisable prior to May 31, 2000.
 (5) Includes 105,316 shares of Common Stock that can be acquired through currently exercisable options or options that will become exercisable prior to May 31, 2000.
 (6) Includes 94,050 shares of Common Stock that can be acquired through currently exercisable options or options that will become exercisable prior to May 31, 2000.
 (7) Includes currently exercisable options to purchase 11,998 shares of Common Stock issued to Messrs. Kirsch, Make, O'Malley and Pagliuca and currently exercisable options to purchase 10,667 shares of Common Stock issued to Messrs. D'Amato and Levine pursuant to the Director Option Plan.
 (8) Includes, with respect to Messrs. Pagliuca, Kirsch, Maki and O'Malley, 44,240 shares of Common Stock held by BCIP Associates ("BCIP") and 50,404 shares held by BCIP Trust Associates, L.P. ("BCIP Trust"), as a result of each being a general partner of such entities. In addition, with respect to Mr. Pagliuca, includes 276,432 shares held by Bain Capital Fund IV, L.P. ("Fund IV") and 316,352 shares held by Bain Capital Fund IV-B, L.P. ("Fund IV-B"), as a result of Mr. Pagliuca being a Managing Director of the general partner of such funds. Each such person disclaims beneficial ownership of any such shares in which he does not have a pecuniary interest. Messrs. Kirsch, Maki and O'Malley are no longer employed by Bain Capital.
 (9) Includes an aggregate of 1,725,658 shares of Common Stock that can be acquired through currently exercisable options or options that will become exercisable prior to May 31, 2000 held by the Directors and executive officers of the Company.
(10) Pursuant to an Amendment to Schedule 13G filed with the Commission on February 18, 2000: (i) Putnam Investments, Inc. ("PI") reported shared voting power with respect to 194,100 shares and shared dispositive power with respect to 1,526,178 shares; (ii) Putnam Investment Management, Inc. ("PIM") reported shared dispositive power with respect to 1,152,478 shares; (iii) The Putnam Advisory Company, Inc. ("PAC") reported shared voting power with respect to 194,100 shares and shared dispositive power with respect to 373,700 shares; (iv) Putnam Health Services Trust ("PHST") reported shared dispositive power with respect to 984,370 shares; and (v) Marsh & McLennan Companies, Inc. ("MMC"), as the parent holding company of PI, was listed as a reporting person in the Schedule 13G but did not report beneficial ownership with respect to any shares. The address for PIM, PAC and PHST is the same as the address for PI listed in the table above. The address for MMC is 1166 Avenue of the Americas, New York, New York 10036.
(11) Pursuant to a Schedule 13G filed with the Commission on February 10, 2000,
     T. Rowe Price Associates, Inc. reported the sole power to vote 222,400 shares and the sole power to dispose of 1,471,600 shares and T. Rowe Price New Horizons Fund, Inc. (the "Horizons Fund") reported the sole power to vote 1,100,000 shares. The address for the Horizons Fund is the same as the address listed for T. Rowe Price Associates, Inc. in the table above.

(12) Pursuant to a Schedule 13G filed with the Commission on February 12, 1999:
     (i) Suzanne Zak, the chief executive officer of Zak Capital, Inc. and the managing member of the general partner of Zak Minotaur Fund, L.P., reported the shared power to vote and to dispose of 1,176,190 shares; (ii) Zak Capital, Inc. reported the shared power to vote and to dispose of 1,150,490 shares; and (iii) Zak Minotaur Fund, L.P. reported the shared power to vote and to dispose of 25,700 shares. The address for Zak Capital, Inc. and Zak Minotaur Fund, L.P. is the same as the address listed for Suzanne Zak in the table above.
(13) Pursuant to a Schedule 13G filed with the Commission on February 8, 2000, American Express Company, in its capacity as a parent holding company, and American Express Financial Corporation ("AEFC"), as an investment advisor registered under Section 203 of the Investment Advisors Act of 1940, reported the shared power to vote of 754,170 shares and the shared power to dispose of 1,202,911 shares. The address for AEFC is IDS Tower 10, Minneapolis, Minnesota 55440.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Amendment No. 2 to Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on this 5th day of June , 2000.

                                          Wesley Jessen Visioncare, Inc.

                                                      /s/ Kevin J. Ryan
                                          By __________________________________
                                                        Kevin J. Ryan
                                                President and Chief Executive
                                                           Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 2 to Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities indicated on this 5th day of June, 2000.

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