Form 10-Q
period 2000-07-01
WESLEY JESSEN VISIONCARE INC
filed 2000-08-15
CIK 1027584

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                               ----------------

                                  FORM 10 - Q
(Mark One)

   (X)          QUARTERLY REPORT PURSUANT TO SECTION  13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended July 1, 2000

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

The number of shares of Common Stock ($0.01 par value) of the Registrant outstanding as of August 4, 2000 was 17,695,968.

================================================================================

                        WESLEY JESSEN VISIONCARE, INC.
                                     INDEX

                                                                        Page No.
                                                                        --------
PART I -- FINANCIAL INFORMATION

     Item 1.   Financial Statements (Unaudited)

               Condensed Consolidated Balance Sheets at July 1, 2000
                 and December 31, 1999                                         1

               Condensed Consolidated Statements of Operations for
                 the three and six months ended July 1, 2000 and
                 July 3, 1999                                                  2

               Condensed Consolidated Statements of Cash Flows for
                 the six months ended July 1, 2000 and July 3, 1999            3

               Notes to the Condensed Consolidated Financial Statements      4-7


     Item 2.   Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                        8-12

     Item 3.   Quantitative and Qualitative Disclosures About Market Risk     12

PART II -- OTHER INFORMATION

     Item  1.  Legal Proceedings                                              13

     Item 6.   Exhibits and Reports on Form 8-K                               13

     Signatures                                                               14


                        PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

                        WESLEY JESSEN VISIONCARE, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      (in thousands except share amounts)

                                                                                      July 1,      December 31,
                                                                                       2000           1999
                                                                                    -----------    ------------
                                    ASSETS                                          (Unaudited)
                                    ------
Current Assets:
  Cash and cash equivalents..............................................            $ 10,123       $  8,945
  Accounts receivable - trade, net.......................................              56,062         48,372
  Other receivables......................................................               8,881          5,935
  Inventories............................................................              52,056         57,507
  Deferred income taxes..................................................              18,235         18,324
  Prepaid expenses.......................................................               7,274          7,063
                                                                                     --------       --------
     Total current assets................................................             152,631        146,146
                                                                                     --------       --------
Properties:
  Property, plant and equipment, at cost.................................              79,687         69,940
  Accumulated depreciation ..............................................              11,566          8,762
                                                                                     --------       --------
  Net property, plant and equipment .....................................              68,121         61,178
                                                                                     --------       --------
Other Assets:
  Investment in affiliates ..............................................               5,457          2,034
  Goodwill, net..........................................................               2,545          2,720
  Other assets...........................................................              12,630         10,936
                                                                                     --------       --------
     Total assets........................................................            $241,384       $223,014
                                                                                     ========       ========

                        LIABILITIES AND STOCKHOLDERS' EQUITY
                        ------------------------------------
Current Liabilities:
  Trade accounts payable.................................................            $ 12,681       $ 17,281
  Accrued compensation and benefits......................................              19,996         27,776
  Accrued advertising....................................................               3,375          3,778
  Other accrued liabilities..............................................              13,212          8,964
  Transition reserve.....................................................               3,733          4,404
  Income taxes payable...................................................                   -          1,152
  Short term debt .......................................................               2,946          2,441
                                                                                     --------       --------
     Total current liabilities...........................................              55,943         65,796
                                                                                     --------       --------
Negative goodwill, net...................................................              10,945         11,492
Long term debt...........................................................              86,000         48,000
Other liabilities........................................................               9,828          6,858
                                                                                     --------       --------
     Total liabilities...................................................             162,716        132,146
                                                                                     --------       --------
Stockholders' Equity:
  Common stock, $.01 par value, 50,000,000 shares authorized, 18,175,585
   issued at July 1, 2000 and December 31, 1999..........................                 182            182
  Additional paid in capital.............................................              59,847         59,851
  Accumulated earnings...................................................              33,099         45,449
  Treasury stock, at cost, 500,151 and 613,812 shares at July 1, 2000 and
    December 31, 1999, respectively......................................             (10,654)       (13,077)
  Accumulated other comprehensive loss...................................              (3,806)        (1,537)
                                                                                     --------       --------
     Total stockholders' equity..........................................              78,668         90,868
                                                                                     --------       --------
     Total liabilities and stockholders' equity..........................            $241,384       $223,014
                                                                                     ========       ========

The accompanying notes are an integral part of these financial statements.


                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   (in thousands, except per share amounts)

                                                          Three Months Ended           Six Months Ended
                                                       -------------------------    -------------------------
                                                         July 1,       July 3,         July 1,      July 3,
                                                          2000          1999            2000         1999
                                                       -----------   -----------    -----------   -----------
                                                       (Unaudited)   (Unaudited)    (Unaudited)   (Unaudited)
Net sales............................................   $ 87,046       $80,005        $168,938      $156,316
                                                        --------       -------        --------      --------
Operating costs and expenses:
  Cost of goods sold.................................     27,120        25,306          53,812        50,424
  Marketing and administrative.......................     38,807        37,654          77,618        76,057
  Research and development...........................      2,804         2,913           5,599         5,786
  Merger and defense costs...........................     33,602             -          33,602             -
  Amortization of goodwill, net......................       (226)         (228)           (451)         (457)
                                                        --------       -------        --------      --------
Income (loss) from operations........................    (15,061)       14,360          (1,242)       24,506

Other (income) expense:
  Interest income....................................       (228)         (143)           (418)         (331)
  Interest expense...................................      1,210         1,025           2,263         2,236
  Equity in net loss of affiliate....................        330             -             578             -
                                                        --------       -------        --------      --------
Income (loss) before income taxes....................    (16,373)       13,478          (3,665)       22,601
Income tax expense...................................     (4,364)       (4,313)         (8,685)       (7,232)
                                                        --------       -------        --------      --------
Net income (loss)....................................   $(20,737)      $ 9,165        $(12,350)     $ 15,369
                                                        ========       =======        ========      ========

Net income (loss) per common share:
  Basic..............................................   $  (1.18)      $  0.53        $  (0.70)     $   0.90
  Diluted............................................   $  (1.18)      $  0.49        $  (0.70)     $   0.83

Weighted average common shares outstanding:
  Basic..............................................     17,621        17,139          17,631        17,081
  Diluted............................................     17,621        18,599          17,631        18,530

The accompanying notes are an integral part of these financial statements.

                        WESLEY JESSEN VISIONCARE, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                           Six Months Ended
                                                       -------------------------
                                                         July 1,       July 3,
                                                          2000          1999
                                                       -------------------------
                                                       (Unaudited)   (Unaudited)

Operating activities:
  Net income (loss)...................................  $(12,350)      $ 15,369
  Adjustments to reconcile net income to net cash
  (used in) provided by operating activities:
    Depreciation expense..............................     4,427          2,366
    Amortization of capitalized financing fees........       312            313
    Amortization of  goodwill, net....................      (451)          (458)
    Equity in net loss of affiliate...................       578              -
    Deferred income tax...............................        29            (11)
    Other.............................................        17              5
  Changes in balance sheet items:
    Accounts receivable - trade, net..................    (8,850)           670
    Other receivables.................................    (2,681)          (369)
    Inventories.......................................     3,876          2,223
    Other assets......................................    (2,311)         1,068
    Trade accounts payable............................    (4,260)        (1,818)
    Accrued liabilities...............................    (4,347)        (5,049)
    Other liabilities.................................     3,005          1,333
    Income taxes payable..............................      (755)         2,594
                                                        --------       --------
      Cash (used in) provided by operating activities.   (23,761)        18,236
                                                        --------       --------

Investing activities:
  Investment in affiliates............................    (4,000)        (2,415)
  Capital expenditures................................   (12,644)       (16,225)
  Proceeds from the sale of assets....................       224          1,257
                                                        --------       --------
    Cash used in investing activities.................   (16,420)       (17,383)
                                                        --------       --------

Financing activities:
  Issuance of stock...................................     2,074          1,163
  Proceeds from issuance of debt......................    39,404          9,844
  Payments of debt....................................      (842)       (10,000)
                                                        --------       --------
    Cash provided by financing activities.............    40,636          1,007
                                                        --------       --------

  Effect of exchange rates on cash and cash
    equivalents........................................      723            684

  Net increase in cash and cash equivalents............    1,178          2,544
Cash and cash equivalents:
  Beginning of period..................................    8,945          8,859
                                                        --------       --------
  End of period........................................ $ 10,123       $ 11,403
                                                        ========       ========

The accompanying notes are an integral part of these financial statements.

                        WESLEY JESSEN VISIONCARE, INC.
           NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


1.   Basis of Presentation and Description of Business

Basis of presentation

The consolidated financial statements include the accounts of Wesley Jessen VisionCare, Inc., its wholly owned subsidiary, Wesley Jessen Corporation, and Wesley Jessen Corporation's wholly owned subsidiaries (collectively, the ''Company''). All significant intercompany accounts and transactions have been eliminated in consolidation.

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


2.   Components of Merger and Defense Costs

Results for the three and six months ended July 1, 2000 include $33.6 million of merger and defense costs. On June 6, 2000 a definitive agreement was announced whereby Ciba Vision ("Ciba"), the eye care unit of Novartis A.G., will acquire all the common stock of the Company for $38.50 per share in cash, or approximately $785 million. Completion of the merger is expected in the third quarter of fiscal 2000. As a result of the planned merger with Ciba, the Company has terminated its announced merger agreement with Ocular Sciences, Inc. ("Ocular") and paid a termination fee of $25 million to Ocular during the second quarter. The Company has incurred additional legal, defense, regulatory and other expenses related to the unconsummated merger with Ocular, an unsuccessful takeover attempt by Bausch & Lomb, Inc., and the pending merger with Ciba.


3.   Net Income (Loss) Per Common Share

The Company calculates net income (loss) per common share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share." The difference between the weighted average shares used in the computation of basic and diluted earnings per share is the dilutive effect of outstanding stock

                        WESLEY JESSEN VISIONCARE, INC.
     NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(continued)
                                  (unaudited)


options, using the treasury stock method from the date of grant. The weighted average shares used in the computation for the three and six months ended July 1, 2000 do not include the effect of outstanding stock options, as the effect would be antidilutive. The computation of basic and diluted net income per share are as follows (in thousands, except per share amounts):

                                                 Three Months Ended       Six Months Ended
                                                --------------------    --------------------
                                                 July 1,     July 3,     July 1,     July 3,
                                                  2000        1999        2000        1999
                                                ---------    -------    ---------    -------
Basic Net Income (Loss) Per Share:
Net income (loss)                               $(20,737)    $ 9,165    $(12,350)    $15,369
Weighted average common shares outstanding        17,621      17,139      17,631      17,081

Basic net income (loss) per share               $  (1.18)    $  0.53    $  (0.70)    $  0.90

Diluted Net Income (Loss) Per Share:
Net income (loss)                               $(20,737)    $ 9,165    $(12,350)    $15,369
Weighted average common shares outstanding        17,621      17,139      17,631      17,081

Net additional shares issuable in
 connection with stock options                        --       1,460          --       1,449

Diluted weighted average common shares
 outstanding                                      17,621      18,599      17,631      18,530

Diluted net income (loss) per share             $  (1.18)    $  0.49    $  (0.70)    $  0.83


4.   Transition Reserve

In connection with the Barnes-Hind Acquisition, management approved a plan to integrate the acquired operations, for which an accrual of $20.4 million ("transition reserve") was established in purchase accounting. The transition reserve included costs related to the closure of the Barnes-Hind corporate offices in Sunnyvale, California which was completed in the third quarter of 1997 and resulted in the termination of 123 employees. The Company is currently closing its manufacturing operations in San Diego, California and continues to shift conventional lens production to its plant in Cidra, Puerto Rico. The plant closing will result in the termination of 471 employees (of whom 356 had been terminated as of July 1, 2000). Payments related to the transition reserve were $499 for employee related costs and $172 for lease termination and other facility related costs for the six months ended July 1, 2000.


5.   Other Balance Sheet Accounts

Accounts receivable-trade, net consist of the following (in thousands):

                                                   July 1,      December 31,
                                                    2000           1999
                                                   -------      ------------
Trade receivables                                  $65,666        $58,452
Less allowances:

                        WESLEY JESSEN VISIONCARE, INC.
     NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(continued)
                                  (unaudited)


   Doubtful accounts                                      (3,865)        (4,258)
   Sales returns and adjustments                          (5,739)        (5,822)
                                                         -------        -------
                                                         $56,062        $48,372
                                                         =======        =======


Inventories consist of the following (in thousands):


                                                         July 1,    December 31,
                                                          2000          1999
                                                          ----          ----

Raw materials                                           $  7,543       $  6,744
Work-in-process                                            8,816          7,896
Finished goods                                            49,571         58,569
Less reserves                                            (13,874)       (15,702)
                                                        --------       --------
                                                        $ 52,056       $ 57,507
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

Amounts borrowed under the credit agreement bear interest at either the Base Rate (higher of (i) 0.5% in excess of the Federal Reserve reported adjusted certificate of deposit rate and (ii) the lender's prime lending rate plus a margin up to 0.5% based on leverage ratios calculated as of certain dates) or the Eurodollar Rate as determined by the lenders plus a margin of 0.375% to 1.500% based on the type of loan and leverage ratios calculated as of certain dates as defined in the credit agreement. Additionally, the Company is required to pay a commitment fee on the unutilized revolving loan commitment, as defined in the credit agreement, ranging from 0.175% to 0.400% based on leverage ratios calculated as of certain dates. The unutilized portion of the credit facility as of July 1, 2000 was $84.0 million. The credit facility is guaranteed by each of the Company's domestic subsidiaries and collateralized by essentially all assets of the domestic subsidiaries.

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

                        WESLEY JESSEN VISIONCARE, INC.
     NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(continued)
                                  (unaudited)


7.   Comprehensive Income (Loss)

The components of comprehensive income (loss) for the three and six months ended July 1, 2000 and July 3, 1999 are as follows (in thousands):

                                                      Three Months Ended                Six Months Ended
                                                      ------------------                ----------------
                                                    July 1,          July 3,        July 1,          July 3,
                                                     2000             1999           2000             1999
                                                     ----             ----           ----             ----
Net income (loss)                                  $(20,737)          $9,165       $(12,350)         $15,369
Foreign currency translation adjustments             (1,613)            (849)        (2,269)          (2,909)
                                                   --------           ------       --------          -------
Comprehensive income (loss)                        $(22,350)          $8,316       $(14,619)         $12,460
                                                   ========           ======       ========          =======

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

9.   Affiliates

In June 2000, the Company purchased a 6.8% investment in Optobionics Corporation for $2.0 million represented by shares of Series C convertible preferred stock. Optobionics is developing a device which, when surgically implanted under the retina, is intended to produce limited vision in certain otherwise blind individuals. Limited human clinical trials have recently begun.

In June 1999, the Company purchased a 16.4% minority interest in Inoveon Corporation for $2.4 million represented by shares of convertible Series A preferred stock. In January and June 2000, the Company made additional investments of $1.0 million each, which increased its ownership to 30.0%. Inoveon, an Internet disease management company, has granted the Company exclusive U.S. rights to market a proprietary national system to help optometrists manage diabetic retinopathy, a leading cause of preventable blindness. After an initial implementaion period, during which Inoveon will deploy the system to integrated health care providers, the Company will begin marketing it to the optometric community. The investment is being accounted for under the equity method of accounting. The excess of the Company's investment over the equity in the net assets of Inoveon represents purchased technology which is being amortized over 5 years.

                        WESLEY JESSEN VISIONCARE, INC.
     NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(continued)
                                  (unaudited)


10.  Business segment and geographical information

The Company operates in one product segment - the development, manufacture and marketing of contact lenses. The aggregation criteria for sales are based on point of production and shipment.

Financial information by geographic area is as follows (in thousands):

                                                 Three Months Ended            Six Months Ended
                                               ----------------------      ------------------------
                                               July 1,        July 3,       July 1,        July 3,
                                                2000           1999          2000            1999
                                               -------       --------      --------        --------
Net sales:
United States (including Puerto Rico)          $55,939        $51,104      $108,863        $101,302
United Kingdom                                   7,742          9,986        14,698          18,647
Rest of the world                               23,365         18,915        45,377          36,367
                                               -------        -------      --------        --------
                                               $87,046        $80,005      $168,938        $156,316
                                               =======        =======      ========        ========

11.  Commitments and Contingencies

Upon the completion of the pending merger with Ciba, the Company will be obligated to pay transaction fees to certain professional advisors.

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

Recent Events

On June 6, 2000 a definitive agreement was announced whereby Ciba Vision ("Ciba"), the eye care unit of Novartis A.G., will acquire the Company for $38.50 per share in cash, or a total of approximately $785 million. Completion of the merger is expected in the third quarter of fiscal 2000. As a result of the planned merger with Ciba, the Company has terminated its announced merger agreement with Ocular Sciences, Inc. ("Ocular") and paid a termination fee of $25 million to Ocular during the second quarter. The Company has incurred additional legal, defense, regulatory and other expenses related to the unconsummated merger with Ocular, an unsuccessful takeover attempt by Bausch & Lomb, Inc., and the pending merger with Ciba.

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

Results of Operations

     Three Months Ended July 1, 2000 (Unaudited) Compared to Three Months Ended July 3, 1999 (Unaudited)

     Net sales for the three months ended July 1, 2000 increased $7.0 million, or 8.8%, to $87.0 million from $80.0 million for the three months ended July 3, 1999. This increase resulted primarily from a 31.1% growth in the sales of disposable and planned replacement contact lenses primarily FreshLook ColorBlends/R/ and FreshLook/R/ Toric, from $41.1 million to $53.8 million, offset by a 14.7% decline in the sales of conventional lens products, from $38.9 million to $33.2 million. Sales of disposable and planned replacement lenses grew 28.8% in the U.S. and 34.1% internationally. Sales of conventional lenses fell 17.0% domestically and 10.7% in the rest of the world. For the three month period, total U.S. sales rose 5.3%, while total international sales grew by 14.1%.

     Gross profit for the three months ended July 1, 2000 increased $5.2 million, or 9.6%, to $59.9 million from $54.7 million in the comparable 1999 period primarily as a result of higher sales. Gross profit margin increased 0.4% to 68.8% in 2000.

     Marketing and administrative expenses for the three months ended July 1, 2000 increased by $1.5 million, or 3.9%, to $39.1 million from $37.7 million for the three months ended July 3, 1999. This increase was largely due to increased performance related compensation costs and an increase in required bad debt reserve partially offset by lower consumer advertising expenses. As a percentage of net sales, marketing and administrative expenses decreased to 45.0% in the 2000 period from 47.1% in the 1999 period.

     Research and development expenses decreased $0.1 million, or 3.7%, to $2.8 million for the three months ended July 1, 2000 from $2.9 million for the three months ended July 3, 1999. The decrease was primarily a result of higher spending on UV lenses for the 1999 period. As a percent of net sales, research and development expenses decreased to 3.2% in the 2000 period from 3.6% in the 1999 period.

     Merger and defense costs for the three months ended July 1, 2000 include charges associated with the unconsummated merger with Ocular, defense costs relative to an unsuccessful takeover attempt by Bausch & Lomb, Inc., and expenses relative to the pending merger of the Company with Ciba.

     Equity in net loss of affiliate represents the Company's percentage ownership of the operations of Inoveon Corporation in which the Company holds a minority interest investment. There was no comparable expense in the prior period.

     Interest expense increased 13.6% to $1.2 million for the three months ended July 1, 2000 from $1.0 million for the three months ended July 3, 1999 due to higher debt balances coupled with higher interest rates.

     Net loss of $20,737 for the three months ended July 1, 2000 was a result of the merger and defense costs discussed above. Excluding the merger and defense costs, net of the related tax benefit, of $31.6 million, net income increased by 18.0% from $9.2 million for the three months ended July 3, 1999 to $10.8 million for the three months ended July 1, 2000 as the higher gross profit was only partially offset by higher spending in marketing and administrative expenses from the comparable period in 1999.

Six Months Ended July 1, 2000 (Unaudited) Compared to Six Months Ended July 3, 1999 (Unaudited)

     Net sales for the six months ended July 1, 2000 increased $12.6 million, or 8.1%, to $168.9 million from $156.3 million for the six months ended July 3, 1999. This increase resulted primarily from a 26.4% growth in the sales of disposable and planned replacement contact lenses primarily FreshLook ColorBlends and FreshLook(R) Toric, from $80.2 million to $101.4 million, offset by a 11.2% decline in the sales of conventional lens products, from $76.1 million to $67.6 million. Sales of disposable and planned replacement lenses grew 22.5% in the U.S. and 31.8% internationally. Sales of conventional lenses fell 15.3% domestically and 4.0% in the rest of the world. For the six month period, total U.S. sales rose 3.3%, while total international sales grew by 15.6%.

     Gross profit for the six months ended July 1, 2000 increased $9.2 million, or 8.7%, to $115.1 million from $105.9 million in the comparable 1999 period primarily as a result of higher sales. Gross profit margin increased 0.4% to 68.1% in 2000.

     Marketing and administrative expenses for the six months ended July 1, 2000 increased by $2.1 million, or 2.8%, to $78.2 million from $76.1 million for the six months ended July 3, 1999. This increase was largely due to increased performance related compensation costs and an increase in required bad debt reserve partially offset by lower consumer advertising expenses. As a percentage of net sales, marketing and administrative expenses decreased to 46.3% in the 2000 period from 48.7% in the 1999 period.

     Research and development expenses decreased $0.2 million, or 3.3%, to $5.6 million for the six months ended July 1, 2000 from $5.8 million for the six months ended July 3, 1999. The decrease was primarily a result of higher spending on UV lenses for the 1999 period. As a percent of net sales, research and development expenses decreased to 3.3% in the 2000 period from 3.7% in the 1999 period.

     Merger and defense costs for the six months ended July 1, 2000 include charges associated with the unconsummated merger with Ocular, defense costs relative to an unsuccessful takeover attempt by Bausch & Lomb, Inc., and expenses relative to the pending merger of the Company with Ciba.

     Equity in net loss of affiliate represents the Company's percentage ownership of the operations of Inoveon Corporation in which the Company holds a minority interest investment. There was no comparable expense in the prior period.

     Interest expense was flat between the six month periods ended July 1, 2000 and July 3, 1999 as higher debt balances coupled with higher interest rates were offset by capitalized interest in the 2000 period.

     Net loss of $12,350 for the six months ended July 1, 2000 was a result of the merger and defense costs discussed above. Excluding the merger and defense costs, net of the related tax benefit, of $31.6 million, net income increased by 25.0% from $15.4 million for the six months ended July 3, 1999 to $19.2 million for the six months ended July 1, 2000 as the higher gross profit was only partially offset by higher spending in marketing and administrative expenses from the comparable period in 1999.

Liquidity and Capital Resources

     The Company finances its operations primarily through funds provided from operations and through borrowings under its revolving credit facility. For the six months ended July 1, 2000, the Company used approximately $23.8 million in cash from operating activities, primarily for the cash payouts for the merger and defense costs, payments made for prior year's performance related compensation and higher receivable balances due to higher sales. This use of cash was partially offset by higher gross margins and lower inventory levels Since December 31, 1999 the Company has incurred additional long term borrowings of $38.0 million.

     For the six months ended July 1, 2000 and July 3, 1999, the Company made capital expenditures of approximately $12.6 million and $16.2 million, respectively. The majority of the 2000 capital expenditures were for information technology enhancements and production capacity expansion. The Company anticipates that additional capital expenditures of approximately $22 million will be made throughout 2000 related to the upgrade in management information systems and to continue capacity expansion. During 2000 the Company expects to incur $4.4 million of costs to complete its integration of the Barnes Hind operations. For the six months ended July 1, 2000, the Company has paid $0.7 million of these costs. In addition, the Company is obligated to pay transaction fees to certain professional advisors upon the completion of the pending merger agreement with Ciba. The Company expects to fund all of the above commitments primarily by cash generated from operating activities and borrowings under its revolving credit facility.

     The Company maintains a $170 million revolving credit facility which imposes certain restrictions on the Company, including restrictions on its ability to incur indebtedness, declare dividends or other distributions, make investments and capital expenditures, grant liens, sell its assets and engage in certain other activities. The indebtedness of the Company under the credit agreement is collateralized by substantially all of the assets of the Company, including the Company's real and personal property, inventory, accounts receivable, intellectual property and other tangible assets. As of July 1, 2000, the Company had approximately $84.0 million in borrowing availability under this facility.

     Management believes that, based on current levels of operations and anticipated internal growth, cash flow from operations, together with other available sources of funds including borrowings under the credit agreement and cash on hand at July 1, 2000 of $10.1 million, will be adequate over the next twelve months to make required payments of principal and interest on the Company's indebtedness, to fund anticipated capital expenditures and working capital requirements, including the aforementioned restructuring, integration and transaction costs, and to enable the Company and its subsidiaries to comply with debt obligations. However, actual capital requirements may change. The ability of the Company to meet its debt service obligations and reduce its total debt will be dependent upon the future performance of the Company and its subsidiaries which, in turn, will be subject to general economic conditions and to financial, business and other factors, including factors beyond the Company's control. A significant portion of the consolidated debt of the Company bears interest at floating rates; therefore, the Company's financial condition is and will continue to be affected by changes in prevailing interest rates. In December, 1999, the Company purchased an interest rate cap on $35.0 million notional principal amount at a fixed rate of 8.5%, which expires on December 31, 2001. The cap is intended to provide partial protection from exposure relating to the Company's variable rate debt instruments.

     Approximately 42% of the Company's net sales for the six months ended July 1, 2000 were to international customers and the Company expects that sales to international customers will continue to represent a material portion of its net sales. Historically, fluctuations in foreign currency exchange rates have had only a minor impact on the Company's results of operations and the Company does not expect such fluctuations to be material in the foreseeable future.

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

In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," which was amended by SAB No. 101A in March 2000 and further amended by SAB No. 101B in June 2000. SAB No. 101B delayed the implementation date of SAB No. 101. The SAB, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements, is required to be adopted by the Company in the fourth quarter of fiscal 2001. The adoption of this Statement is not expected to have a material impact on the Company's result of operations or financial condition.

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

                          PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

     On April 3, 2000, Bausch & Lomb commenced litigation against Wesley Jessen, the Wesley Jessen Board and Ocular Sciences, Inc. ("OSI") in the Court of Chancery of the State of Delaware, where both Wesley Jessen and OSI are incorporated.. Bausch & Lomb's complaint states that the Ocular Merger Agreement was entered into in breach of the Wesley Jessen Board's fiduciary duties to act on a fully informed basis and to advance the best interests of Wesley Jessen shareholders. The complaint seeks injunctive relief against the Ocular Merger Agreement, seeks to require the Wesley Jessen Board to redeem the preferred share purchase rights to permit shareholders to accept the Bausch & Lomb Offer and requests a declaration that any break-up fee OSI receives will be held by it as a constructive trustee. The foregoing summary is qualified in its entirety by reference to the complaint, which is filed as Exhibit (a)(9) to Amendment No. 1 to the SC TO/A filed by Bausch & Lomb on April 4, 2000. On July 7, 2000, this lawsuit was dismissed without prejudice.

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

Item 6.  Exhibits and Reports on Form 8-K.

     (a)  Exhibits.

     The following exhibits are filed herewith and made a part hereof:

     Exhibit No.                 Description of Exhibit
     -----------                 -----------------------
     27.1                        Financial Data Schedule.

     (b)  Reports on Form 8-K.

     April 7, 2000 - Amendment to Form 8 - K filed with the Securities and Exchange Commission on March 31, 2000 - Item 5. Other Events - Agreement and Plan of Merger dated March 19, 2000, among Wesley Jessen VisionCare, Inc. and Ocular Sciences, Inc.

     April 10, 2000 - Amendment to Form 8 - K filed with the Securities and Exchange Commission on March 22, 2000 - Item 5. Other Events - Press release announcing a definitive merger agreement between Wesley Jessen VisionCare, Inc. and Ocular Sciences, Inc.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       WESLEY JESSEN VISIONCARE, INC.

                                       By /s/ Ronald J. Artale
                                          ------------------------------
                                          Ronald J. Artale
                                          (Duly authorized officer,
                                          Vice President and Controller)